Form 10-Q
period 1994-03-31
SUN DISTRIBUTORS L P
filed 1994-05-13
CIK 807396

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1994
                               --------------


Commission file number 1-9375
                       ------


                             Sun Distributors L.P.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                              23-2439550
- - -------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


      2600 One Logan Square
      Philadelphia, Pennsylvania                                      19103
- - ----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


                                (215) 665-3650
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        YES   X       NO
                                              -----        -----

                             SUN DISTRIBUTORS L.P.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                           PAGE(S)

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 1994
               (Unaudited), December 31, 1993, and March 31, 1993
               (Unaudited)                                                  3

               Consolidated Statements of Income for
               the Quarters ended March 31, 1994 and 1993
               (Unaudited)                                                  4

               Consolidated Statements of Cash Flows
               for the Quarters ended March 31, 1994 and 1993
               (Unaudited)                                                  5

               Notes to Consolidated Financial Statements
               (Unaudited)                                                 6-7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8-11


PART II. OTHER INFORMATION                                                 12



SIGNATURES                                                                 13

                                       2                            Page 2 of 13

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

          ASSETS
    ------------------
                                                     MARCH 31, 1994                          MARCH 31, 1993
                                                       (Unaudited)      DECEMBER 31,1993*      (Unaudited)
                                                     --------------     ----------------     --------------
Current assets:
  Cash and cash equivalents                               $2,814               $1,327             $2,127
  Accounts and notes receivable, net                      90,810               80,006             79,207
  Inventories                                             96,267               95,617             87,079
  Other current assets                                     5,063                5,294              4,297
                                                       ---------            ---------          ---------
      Total current assets                               194,954              182,244            172,710

Property, plant and equipment, net                        29,513               29,629             30,698
Goodwill                                                  55,034               55,608             57,159
Other intangibles                                          3,529                3,838              4,700
Deferred income taxes                                      1,485                1,410              1,768
Other assets                                                 766                  764                788
                                                       ---------            ---------          ---------
      Total assets                                      $285,281             $273,493           $267,823
                                                       =========            =========          =========
           LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------------------
Current liabilities:
  Accounts payable, trade                                $56,288              $50,333            $41,626
  Current portion of senior notes                          5,700                5,700               ---
  Notes payable                                            3,208                3,411              2,424
  Current portion of capitalized lease obligations           586                  619                613
  Distributions payable to partners                        1,603                4,688              1,245
  Accrued expenses:
    Salaries and wages                                     4,253                5,426              4,087
    Interest on senior notes                               2,811                  703              2,296
    Management fee due the general partner                 2,486                3,330              2,486
    Income and other taxes                                 3,376                2,484              3,190
    Other accrued expenses                                14,508               13,459             10,422
                                                       ---------            ---------          ---------
      Total current liabilities                           94,819               90,153             68,389

Senior notes                                              89,300               89,300             95,000
Bank revolving credit                                     17,000               10,000             21,000
Capitalized lease obligations                              4,764                4,885              5,352
Deferred compensation                                      5,855                5,363              5,515
Other liabilities                                            426                  910              1,767
Commitments and contingencies
Partners' capital:
  General partner                                            732                  729                708
  Limited partners:
    Class A interests                                     67,642               67,642             66,493
    Class B interests                                      6,257                6,025              5,113
    Class B interests held in treasury                 (   1,514)           (   1,514)         (   1,514)
                                                       ---------            ---------          ---------
      Total liabilities and partners' capital           $285,281             $273,493           $267,823
                                                       =========            =========          =========

*Reclassified for comparative purposes


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       3                            Page 3 of 13

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
        (dollars in thousands, except for partnership interest amounts)

                                                     Three Months       Three Months
                                                         Ended              Ended
                                                    March 31, 1994     March 31, 1993
                                                    --------------     --------------
Net sales                                              $175,109           $149,986
Cost of sales                                           107,652             91,076
                                                       --------           --------
   Gross profit                                          67,457             58,910
                                                       --------           --------
Operating expenses:
  Selling, general and administrative expenses           57,689             52,380
  Management fee to general partner                         821                821
  Depreciation                                            1,176              1,347
  Amortization                                              686                675
                                                       --------           --------
   Total operating expenses                              60,372             55,223
                                                       --------           --------
   Income from operations                                 7,085              3,687
Interest income                                              13                 39
Interest expense                                          2,472              2,487
Other income (expense), net                           (     385)               750
                                                       --------           --------
    Income before provision for income taxes              4,241              1,989

Provision for income taxes                                   76                 67
                                                       --------           --------
    Net income                                            4,165              1,922
                                                       ========           ========
Net income allocated to partners:
  General partner                                           $42                $19
                                                       --------           --------
  Class A limited partners                               $3,052             $1,903
                                                       --------           --------
  Class B limited partners                               $1,071                --
                                                       --------           --------
Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                                11,099,573         11,099,573
  - Class B interests                                21,675,746         21,675,746

Earnings per Limited partnership interest:
     - Class A interest                                    $.27               $.17
     - Class B interest                                    $.05                --

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       4                            page 4 of 13

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                              Three Months       Three Months
                                                                  Ended              Ended
                                                             March 31, 1994     March 31, 1993
                                                             --------------     --------------
Cash flows from operating activities:
  Net income                                                         $4,165             $1,922
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                    1,862              2,022
     Provision for deferred compensation                                492                402
     Deferred income tax benefit                                   (     75)          (    150)
     Changes in current operating items:
        Increase in accounts and notes receivable                  ( 10,804)          (  4,056)
        Increase in inventories                                    (    650)          (  2,151)
        Decrease in other current assets                                231                182
        Increase in accounts payable                                  5,955              1,835
        Increase in accrued interest                                  2,108              2,109
        Decrease in other accrued liabilities                      (     76)          (  2,103)
     Other items, net                                              (    419)               161
                                                                   --------           --------
    Net cash provided by operating activities                         2,789                173
                                                                   --------           --------
Cash flows from investing activities:
  Capital expenditures                                             (  1,189)          (    702)
  Proceeds from sale of property, plant and equipment                   143                 12
  Other, net                                                            156           (    100)
                                                                   --------           --------
    Net cash used for investing activities                         (    890)          (    790)
                                                                   --------           --------
Cash flows from financing activities:
  Borrowings under the bank credit agreement                          7,000              6,000
  Cash distributions to partners                                   (  7,055)          (  3,734)
  Repayments under other credit facilities, net                    (    203)          (    170)
  Principal payments under capitalized lease obligations           (    154)          (    157)
  Other, net                                                            ---                 60
                                                                   --------           --------
    Net cash provided by (used for) financing activities           (    412)             1,999
                                                                   --------           --------
Net increase in cash and cash equivalents                             1,487              1,382

Cash and cash equivalents at beginning of period                      1,327                745
                                                                   --------           --------
Cash and cash equivalents at end of period                           $2,814             $2,127
                                                                   ========           ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       5                            Page 5 of 13

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)


1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of Sun Distributors L.P. (the "Company") and its subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). All significant intercompany balances and transactions have been eliminated. The Operating Partnership is a distributor of industrial products through seventeen operating units.

The accompanying consolidated financial statements and related notes are unaudited, except for the balance sheet as of December 31, 1993; however, in management's opinion all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of financial position, income and cash flows for the periods shown have been reflected. Results for the interim period are not necessarily indicative of those to be expected for the full year.

Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to Form 10-Q requirements although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1993.


2.  Related Party Transaction:

During the first quarter of 1994, the Operating Partnership paid $1,665 of the 1993 management fee of $3,330 due the General Partner, SDI Partners I, L.P. (the "GP"), on March 31, 1994. Management deferred payment of the remaining balance of the GP's 1993 management fee to maintain compliance with requirements of its credit agreements. Management expects to pay the balance due the GP by June 30, 1994.

                                       6                            Page 6 of 13

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)


3.  Lines of Credit and Long-Term Debt:

As of March 31, 1994, the Operating Partnership had $28,900 outstanding under its $50,000 Bank Credit Agreement of which bank borrowings amounted to $17,000 as reflected on the accompanying consolidated balance sheet, and letter of credit commitments aggregated $11,900.

The Operating Partnership has other confirmed credit facilities available in the amount of $6,313 for letters of credit of which $5,548 was outstanding at March 31, 1994. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit for working capital purposes of which $1,467 USD was outstanding at March 31, 1994.

The Company's Bank Credit and Senior Note Agreements require the maintenance of specific coverage ratios and levels of financial position and restrict incurrence of additional debt, distributions from the Operating Partnership to the Company and the GP and the sale of assets. For 1994 and future years, the Banks and Senior Noteholders have agreed to ease certain coverage ratios and other financial requirements as requested by the Company. However, the Company is prohibited from acquisition spending in 1994.


4.  Contingencies:

Certain legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position of the Company.

                                       7                            Page 7 of 13

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
- - --------------------------------------------------------------------------------


Results of Operations


    Three Months Ended March 31, 1994 and March 31, 1993
    ----------------------------------------------------

Net income amounted to $4.2 million in the first quarter of 1994, or 116.7% greater than the $1.9 million earned in the first quarter of 1993 as a result of economic strengthening across all product markets and internal growth strategies developed within the last two years.

Net sales during the first quarter of 1994 increased $25.1 million or 16.8% compared with the same quarter in 1993 as a result of substantial strength in all product markets and significant growth from sales programs and services initiated since 1992. Sales increases by product group are as follows:

                                                      Sales Increase
                                                      --------------
                                                  Amount           %
                                                  ------           -
        Fluid Power Products                    $9.3  million    17.4%
        Maintenance Products                     7.3  million    15.7%
        Electrical Products including
          Sun Inventory Management ("SIMCO")     4.5  million    19.7%
        Glass Products                           4.0  million    14.9%

Total cost of sales for the first quarter of 1994 increased $16.6 million or 18.2% from the comparable quarter in 1993 due primarily to increased sales levels in the comparison period.

Gross margins in the first quarter of 1994 were 38.5% compared with 39.3% in the 1993 period. The decline is due mainly to competitive pricing pressures and changes in sales mix.

A comparative summary of gross margins by product group is as follows:

                                                      1st Quarter
                                                      -----------
                                                  1994           1993
                                                  ----           ----
        Maintenance Products                      60.9%          62.2%
        Glass Products                            34.1%          35.3%
        Fluid Power Products                      27.3%          26.9%
        Electrical Products including SIMCO       25.1%          25.9%

Total selling, general and administrative ("S,G&A") expenses increased $5.3 million or 10.1% during the three months ended March 31, 1994, compared with the first quarter of 1993, comprised as follows: increased selling expenses of $3.3 million or 14.7%, increased warehouse and delivery expenses of $1.2 million or 12.3% and increased general and administrative expenses of $.8 million or 3.9%.

                                       8                            Page 8 of 13

SG&A expenses increased in the first quarter of 1994 to support the substantial increase in 1994 sales levels and expansion programs by certain operating units. General and administrative expenses in the first quarter of 1994 increased primarily by inflationary growth in fixed costs.

S,G&A expenses, as a percentage of sales were as follows in the first quarter of 1994 and 1993:

                                                      1st Quarter
                                                      -----------
                                                  1994           1993
                                                  ----           ----
        Selling Expenses                          14.8%          15.0%
        Warehouse and Delivery Expenses            6.3%           6.6%
        General and Administrative Expenses       11.8%          13.3%
                                                  ----           ----
           Total S,G&A Expenses                   32.9%          34.9%
                                                  ----           ----

Overall, as a percentage of sales, total S,G&A expenses decreased to 32.9% during the first quarter of 1994 compared with 34.9% during the first quarter of 1993 due mainly to the increase in sales levels in relation to the fixed cost component of S,G&A expenses.

As calculated in accordance with the partnership agreement, the management fee due the General Partner (the "GP") annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

Depreciation expense decreased $.2 million in the comparison period due primarily to a reduction in the depreciable fixed asset base as a result of fully depreciated assets.

Other expense of $.4 million in the first quarter of 1994 consisted primarily of provisions for legal and insurance matters compared with favorable resolution of similar matters in the first quarter of 1993 resulting in other income of $.8 million.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation.

The allocation of net income to the GP is based on the GP's l% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.27 per Class A limited partnership interest for the quarter ended March 31, 1994, compared with $.17 per Class A interest for the quarter ended March 31, 1993; and $.05 per Class B limited partnership interest in the first quarter of 1994.

                                       9                            Page 9 of 13

Liquidity and Capital Resources
- - -------------------------------

Net cash provided by operating activities during the first quarter of 1994 was $2.8 million, an increase of $2.6 million from the first quarter 1993 level. The increase was principally due to greater income from operations of $2.3 million in the comparison period. The Company's net interest coverage ratio (earnings before interest and taxes over net interest expense) improved to 2.72 in the first quarter of 1994 from 1.81 in the comparable prior year period.

The Company's cash position of $2.8 million as of March 31, 1994, increased $1.5 million from the balance at December 31, 1993. Cash was provided during the three months ended March 31, 1994, primarily by operations and net borrowings under the Company's credit facilities in the amount of $2.8 million and $7.0 million, respectively. Cash was used during this period predominantly for distributions to the general and limited partners and capital expenditures in the amounts of $7.1 million and $1.2 million, respectively.

The Company's working capital position of $100.1 million at March 31, 1994, represented an increase of $8.0 million from the December 31, 1993 level of $92.1 million. The increase is primarily attributable to reinvestment in net working capital to support increased sales levels. The Company's current ratio increased to 2.05 at March 31, 1994 from the December 31, 1993, level of 2.02.

The Company anticipates spending approximately $3.4 million for capital expenditures for the full year 1994, primarily for machinery and equipment.

As of March 31, 1994, the Operating Partnership had $21.1 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The $28.9 million outstanding under the Bank Credit Agreement consisted of bank borrowings amounting to $17.0 million and letter of credit commitments aggregating $11.9 million.

In accordance with its Senior Note and Bank Credit Agreements, the Company was not permitted to make acquisitions in 1993 and will also be restricted in 1994 from acquisition expenditures. The acquisition restriction in 1994 is a result of an amendment to the credit agreements agreed to in the first quarter of 1994 that eases certain coverage ratios and other financial requirements of the credit agreements. The Company intends to resume making acquisitions in 1995.

The Operating Partnership has other confirmed credit facilities available in the amount of $6.3 million for letter of credit commitments of which $5.5 million were issued as of March 31, 1994. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $1.5 million USD was outstanding at March 31, 1994.

Cash generated from operations along with bank credit facilities will be sufficient, in management's judgment, to fund future cash requirements for seasonal working capital, capital expenditures, debt service and cash distributions to the GP and the limited partners.

                                      10                           Page 10 of 13

Certain legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position of the Company.


Engagement of Financial Advisers

In September 1993, the Board of Directors of the Company's General Partner authorized the engagement of financial advisers to explore alternatives of enhancing partnership values. Transactions to be considered include a possible restructuring or sale of assets and liquidation. In the event of a sale of assets and liquidation, holders of Class A limited partnership interests would be entitled to a liquidation preference of $10.00 per interest. The Company and its financial advisers continue to explore the alternatives. There can be no assurance that any transaction will result from this effort.

                                      11                           Page 11 of 13

                                    PART II


                               OTHER INFORMATION



            NONE

                                      12                           Page 12 of 13

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SUN DISTRIBUTORS L.P.






BY: /s/ Louis J. Cissone                   BY: /s/ Joseph M. Corvino
    ----------------------------               ----------------------------
    Louis J. Cissone                           Joseph M. Corvino
    Senior Vice President                      Vice President and
    and Chief Financial Officer                Controller
                                               (Chief Accounting Officer)



DATE:  May 13, 1994

                                      13                           Page 13 of 13