Form 10-Q
period 1994-06-30
SUN DISTRIBUTORS L P
filed 1994-08-12
CIK 807396

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1994
                               -------------


Commission file number 1-9375
                       ------


                             Sun Distributors L.P.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                 23-2439550
- - -------------------------------                ------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification No.)


      2600 One Logan Square
      Philadelphia, Pennsylvania                         19103
- - --------------------------------------                -----------
(Address of principal executive offices)               (Zip Code)


                                (215) 665-3650
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     YES   X       NO
                                                            ---         ---

                             SUN DISTRIBUTORS L.P.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                 PAGE(S)

    Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 1994
              (Unaudited), December 31, 1993, and June
              30,1993 (Unaudited)                                 3

              Consolidated Statements of Income for
              the Three Months ended June 30,
              1994 and 1993 (Unaudited)                           4

              Consolidated Statements of Income for
              the Six Months ended June 30, 1994 and 1993
              (Unaudited)                                         5

              Consolidated Statements of Cash Flows
              for the Three Months ended June 30, 1994
              and 1993 (Unaudited)                                6

              Consolidated Statements of Cash Flows
              for the Six Months ended June 30, 1994
              and 1993 (Unaudited)                                7

              Notes to Consolidated Financial Statements
              (Unaudited)                                         8-9

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations      10-15

PART II.  OTHER INFORMATION                                      16



SIGNATURES                                                       17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                ASSETS
              ----------
                                                     JUNE 30, 1494                             JUNE 30, 1993*
                                                      (Unaudited)       DECEMBER 31, 1993*       (Unaudited)
                                                   -----------------  ---------------------  -----------------
Current assets:
  Cash and cash equivalents                             $2,977               $1,327               $2,635
  Accounts and notes receivable, net                    96,909               80,006               85,680
  Inventories                                           97,094               95,617               88,559
  Other current assets                                   4,895                5,294                3,934
                                                     ---------            ---------            ---------
      Total current assets                             201,875              182,244              180,808

Property, plant and equipment, net                      29,238               29,629               30,245
Goodwill                                                54,623               55,608               56,670
Other intangibles                                        3,245                3,838                4,455
Deferred income taxes                                    1,729                1,410                1,850
Other assets                                             1,576                  764                  790
                                                     ---------            ---------            ---------
      Total assets                                    $292,286             $273,493             $274,818
                                                     =========            =========            =========

       LIABILITIES AND PARTNERS' CAPITAL
     -------------------------------------
Current liabilities:
  Accounts payable, trade                              $58,162              $50,333              $47,207
  Current portion of senior notes                        5,700                5,700                  ---
  Notes payable                                          2,450                3,411                2,212
  Current portion of capitalized lease obligations         549                  619                  607
  Distributions payable to partners                      1,625                4,688                1,245
  Accrued expenses:
    Salaries and wages                                   5,810                5,426                4,708
    Interest on senior notes                               703                  703                  703
    Management fee due the general partner               1,651                3,330                1,651
    Income and other taxes                               3,260                2,484                2,984
    Other accrued expenses                              14,630               13,459               11,624
                                                     ---------            ---------            ---------
    Total current liabilities                           94,540               90,153               72,941

Senior notes                                            89,300               89,300               95,000
Bank revolving credit                                   20,000               10,000               21,000
Capitalized lease obligations                            4,647                4,885                5,201
Deferred compensation                                    6,216                5,363                5,810
Other liabilites                                           837                  910                1,413
Commitments and contingencies
Partners' capital:
  General partner                                          768                  729                  735
  Limited partners:
    Class A interests                                   67,642               67,642               67,642
    Class B interests                                    9,850                6,025                6,590
    Class B interests held in treasury               (   1,514)           (   1,514)           (   1,514)
                                                     ---------            ---------            ---------
    Total liabilities and partners' capital           $292,286             $273,493             $274,818
                                                    ==========           ==========           ==========

*Reclassified for comparative purposes

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
        (dollars in thousands, except for partnership interest amounts)

                                                 Three Months    Three Months
                                                    Ended           Ended
                                                June 30, 1994   June 30, 1993
                                                -------------   -------------
Net sales                                          $189,360        $169,355
Cost of sales                                       117,341         103,997
                                                  ---------       ---------
   Gross profit                                      72,019          65,358
                                                  ---------       ---------
Operating expenses:
  Selling, general and administrative expenses       58,824          53,436
  Management fee to general partner                     830             830
  Depreciation                                        1,181           1,319
  Amortization                                          663             686
                                                  ---------       ---------
   Total operating expenses                          61,498          56,271
                                                  ---------       ---------
   Income from operations                            10,521           9,087

Interest income                                          14              26
Interest expense                                      2,576           2,579
Other income, net                                        58              26
                                                  ---------       ---------
    Income before provision for income taxes          8,017           6,560

Provision (credit) for income taxes               (       9)            209
                                                  ---------       ---------
    Net income                                       $8,026          $6,351
                                                  =========       =========

Net income allocated to partners:
  General partner                                       $80             $64
                                                  ---------       ---------
  Class A limited partners                           $3,053          $4,202
                                                  ---------       ---------
  Class B limited partners                           $4,893          $2,085
                                                  ---------       ---------

Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                            11,099,573      11,099,573
  - Class B interests                            21,675,746      21,675,746


Earnings per Limited partnership interest:
     - Class A interest                                $.28            $.38
     - Class B interest                                $.23            $.10


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
        (dollars in thousands, except for partnership interest amounts)

                                                 Six Months      Six Months
                                                    Ended           Ended
                                                June 30, 1994   June 30, 1993
                                                -------------   -------------
Net sales                                          $364,469        $319,341
Cost of sales                                       224,993         195,073
                                                -----------      ----------
   Gross profit                                     139,476         124,268

Operating expenses:
  Selling, general and administrative expenses      116,513         105,816
  Management fee to general partner                   1,651           1,651
  Depreciation                                        2,357           2,666
  Amortization                                        1,349           1,361
                                                -----------      ----------
   Total operating expenses                         121,870         111,494
                                                -----------      ----------
   Income from operations                            17,606          12,774

Interest income                                          27              65
Interest expense                                      5,048           5,066
Other income (expense), net                     (       327)            776
                                                -----------      ----------
    Income before provision for income taxes         12,258           8,549

Provision for income taxes                               67             276
                                                -----------      ----------
    Net income                                      $12,191          $8,273
                                                ===========      ==========


Net income allocated to partners:
  General partner                                      $122             $83
                                                -----------      ----------
  Class A limited partners                           $6,105          $6,105
                                                -----------      ----------
  Class B limited partners                           $5,964          $2,085
                                                -----------      ----------

Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                            11,099,573      11,099,573
  - Class B interests                            21,675,746      21,675,746


Earnings per Limited partnership interest:
    - Class A interest                                 $.55            $.55
    - Class B interest                                 $.28            $.10



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                           Three Months    Three Months
                                                              Ended           Ended
                                                          June 30, 1994   June 30, 1993
                                                          -------------   -------------
Cash flows from operating activities:
  Net income                                                 $8,026          $6,351
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            1,844           2,005
     Provision for deferred compensation                        904             295
     Deferred income tax benefit                            (   244)        (    82)
     Changes in current operating items:
        Increase in accounts and notes receivable           ( 6,099)        ( 6,473)
        Increase in inventories                             (   827)        ( 1,480)
        Decrease in other current assets                        168             363
        Increase in accounts payable                          1,874           5,581
        Decrease in accrued interest                        ( 2,108)        ( 1,593)
        Increase in other accrued liabilities                   728             782
    Increase in other assets                                (   842)            ---
    Other items, net                                        (    12)        (   281)
                                                            -------         -------
    Net cash provided by operating activities                 3,412           5,468
                                                            -------         -------

Cash flows from investing activities:
  Capital expenditures                                      ( 1,004)        (   909)
  Proceeds from sale of property, plant and equipment            61              48
  Other, net                                                     25              16
                                                            -------         -------
    Net cash used for investing activities                  (   918)        (   845)
                                                            -------         -------
Cash flows from financing activities:
  Borrowings under the bank credit agreement                  3,000             ---
  Cash distributions to partners                            ( 4,419)        ( 3,736)
  Repayments under other credit facilities, net             (   758)        (   212)
  Principal payments under capitalized lease obligations    (   154)        (   157)
  Other, net                                                    ---         (    10)
                                                            -------         -------
    Net cash used for financing activities                  ( 2,331)        ( 4,115)
                                                            -------         -------
Net increase in cash and cash equivalents                       163             508

Cash and cash equivalents at beginning of period              2,814           2,127
                                                            -------         -------
Cash and cash equivalents at end of period                   $2,977          $2,635
                                                            =======         =======



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                           Six Months      Six Months
                                                              Ended           Ended
                                                        June 30, 1994   June 30, 1993
                                                        -------------   -------------
Cash flows from operating activities:
  Net income                                               $12,191         $8,273
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                            3,706          4,027
    Provision for deferred compensation                      1,396            697
    Deferred income tax benefit                           (    319)      (    232)
    Changes in current operating items:
      Increase in accounts and notes receivable           ( 16,903)      ( 10,529)
      Increase in inventories                             (  1,477)      (  3,631)
      Decrease in other current assets                         399            545
      Increase in accounts payable                           7,829          7,416
      Increase in accrued interest                             ---            516
      Increase (decrease) in other accrued liabilities         652       (  1,321)
    Increase in other assets                              (    842)           ---
    Other items, net                                      (    431)      (    120)
                                                          --------       --------
    Net cash provided by operating activities                6,201          5,641
                                                          --------       --------
Cash flows from investing activities:
  Capital expenditures                                    (  2,193)      (  1,611)
  Proceeds from sale of property, plant and equipment          204             60
  Other, net                                                   181       (     84)
                                                          --------       --------
    Net cash used for investing activities                (  1,808)      (  1,635)
                                                          --------       --------
Cash flows from financing activities:
  Borrowings under the bank credit agreement                10,000          6,000
  Cash distributions to partners                          ( 11,474)      (  7,470)
  Repayments under other credit facilities, net           (    961)      (    382)
  Principal payments under capitalized lease obligations  (    308)      (    314)
  Other, net                                                    --             50
                                                          --------       --------
    Net cash used for financing activities                (  2,743)      (  2,116)
                                                          --------       --------
Net increase in cash and cash equivalents                    1,650          1,890

Cash and cash equivalents at beginning of period             1,327            745
                                                          --------       --------
Cash and cash equivalents at end of period                  $2,977         $2,635
                                                          ========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


   2.  Related Party Transaction:

   In June 1994, the Operating Partnership paid $1,665, the remaining balance due its General Partner, SDI Partners I, L.P., of the 1993 management fee of $3,330 due on March 31, 1994. The payment had been deferred to maintain compliance with requirements of its credit agreements.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)



   3.  Lines of Credit and Long-Term Debt:

   As of June 30, 1994, the Operating Partnership had $31,573 outstanding under its $50,000 Bank Credit Agreement of which bank borrowings amounted to $20,000 as reflected on the accompanying consolidated balance sheet, and letter of credit commitments aggregated $11,573.

   The Operating Partnership has other confirmed credit facilities available in the amount of $6,313 for letters of credit of which $5,710 was outstanding at June 30, 1994. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a working capital line of credit in the amount of $1,807 of which $967 was outstanding at June 30, 1994.

   The Company's Bank Credit and Senior Note Agreements require the maintenance of specific coverage ratios and levels of financial position and restrict incurrence of additional debt, distributions from the Operating Partnership to the Company and the GP and the sale of assets. For 1994 and future years, the Banks and Senior Noteholders have agreed to modify certain coverage ratios and other financial requirements as requested by the Company.
   However, the Company is prohibited from acquisition spending in 1994.



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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
- - --------------------------------------------------------------------------------

Results of Operations

    Three Months Ended June 30, 1994 and June 30, 1993
    --------------------------------------------------

Net income amounted to $8.0 million in the second quarter of 1994, 26.4% above the $6.4 million earned in the second quarter of 1993 as a result of continued economic strengthening across all product markets and internal growth strategies developed within the last two years.

Net sales during the second quarter of 1994 increased $20.0 million or 11.8% compared with the same quarter in 1993 as a result of substantial strength in all product markets and significant growth from sales programs and services initiated since 1992. Sales increases by product group are as follows:

                                                   Sales Increase
                                                   --------------
                                                  Amount        %
                                                  ------        -
        Fluid Power Products                    $8.0 million    13.7%
        Maintenance Products                     5.6  million   10.5%
        Electrical Products including
          Sun Inventory Management ("SIMCO")     3.4  million   12.6%
        Glass Products                           3.0  million    9.9%

Total cost of sales for the second quarter of 1994 increased $13.3 million or 12.8% from the comparable quarter in 1993 due primarily to increased sales levels in the comparison period.

Gross margins in the second quarter of 1994 were 38.0% compared with 38.6% in the 1993 period. A comparative summary of gross margins by product group is as follows:

                                                  2nd Quarter
                                                  -----------
                                               1994          1993
                                               -----         ----
        Maintenance Products                   59.7%         61.7%
        Glass Products                         34.8%         33.8%
        Fluid Power Products                   27.1%         27.0%
        Electrical Products including SIMCO    22.9%         23.3%

The erosion in gross margin in the Maintenance Products Group is due mainly to increased sales allowances related to business expansion programs and competitive pricing pressures. Changes in sales mix contributed primarily to the increase in gross margins in the Glass Products Group, while competitive pricing pressures were the primary cause of the gross margin decline in the Electrical Products Group.

Total selling, general and administrative ("S,G&A") expenses increased $5.4 million or 10.1% during the three months ended June 30, 1994, compared with the second quarter of 1993, comprised as follows: increased selling expenses of $3.5 million or 15.1%, increased warehouse and delivery expenses of $1.1 million or 10.6% and increased general and administrative expenses of $.8 million or 3.9%.

Selling and warehouse and delivery expenses increased in the second quarter of 1994 to support the substantial increase in 1994 sales levels and expansion programs by certain operating units. General and administrative expenses in the second quarter of 1994 increased primarily by inflationary growth in fixed costs.

S,G&A expenses, as a percentage of sales were as follows in the second quarter of 1994 and 1993:

                                               2nd Quarter
                                               -----------
                                           1994          1993
                                           -----         ----
    Selling Expenses                       14.3%         13.9%
    Warehouse and Delivery Expenses         5.9%          6.0%
    General and Administrative Expenses    10.9%         11.7%
                                           ----          ----
         Total S,G&A Expenses              31.1%         31.6%
                                           ----          ----

Overall, as a percentage of sales, total S,G&A expenses decreased to 31.1% during the second quarter of 1994 compared with 31.6% during the second quarter of 1993 due mainly to the increase in sales levels in relation to the fixed cost component of S,G&A expenses.

As calculated in accordance with the partnership agreement, the management fee due the General Partner (the "GP") annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

Depreciation expense decreased $.1 million in the comparison period due primarily to a reduction in the depreciable fixed asset base as a result of fully depreciated assets.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS #109"), which represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes decreased $.2 million due primarily to an increase in deferred tax benefits related to provisions for deferred compensation in the comparison period.


The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.28 of income per Class A limited partnership interest for the quarter ended June 30, 1994, compared with $.38 of income per Class A limited partnership interest for the quarter ended June 30, 1993; and $.23 of income per Class B limited partnership interest in the second quarter of 1994 compared with $.10 of income per Class B limited partnership interest for the quarter ended June 30, 1993.

    Six Months Ended June 30, 1994 and June 30, 1993
    ------------------------------------------------

Net income amounted to $12.2 million for the first six months of 1994, 47.4% above the $8.3 million earned in the first six months of 1993 as a result of economic strengthening across all product markets and internal growth strategies developed within the last two years.

Net sales during the first six months of 1994 increased $45.1 million or 14.1% compared with the same period in 1993 as a result of substantial strength in all product markets and significant growth from sales programs and services initiated since 1992. Sales increases by product group are as follows:

                                               Sales Increase
                                               --------------
                                            Amount          %
                                            ------          -

        Fluid Power Products              $17.2 million   15.4%
        Maintenance Products               13.0 million   12.9%
        Electrical Products including
          SIMCO                             7.9 million   15.9%
        Glass Products                      7.0 million   12.2%

Total cost of sales for the first six months of 1994 increased $29.9 million or 15.3% from the comparable period in 1993 due primarily to increased sales levels in the comparison period.

Gross margins in the first six months of 1994 were 38.3% compared with 38.9% in the comparable period in 1993. A comparative summary of gross margins by product group is as follows:


                                                 Six Months
                                                 -----------
                                               1994      1993
                                               -----     ----
        Maintenance Products                   60.3%     61.9%
        Glass Products                         34.5%     34.5%
        Fluid Power Products                   27.2%     27.0%
        Electrical Products including SIMCO    24.0%     24.5%

The erosion in gross margin in the Maintenance Products Group is due mainly to increased sales allowances related to business expansion programs and competitive pricing pressures. In the Electrical Products Group, competitive pricing pressures contributed primarily to the gross margin decline.

Total S,G&A expenses increased $10.7 million or 10.1% during the six months ended June 30, 1994, compared with the first six months of 1993, comprised as follows: increased selling expenses of $6.9 million or 14.9%, increased warehouse and delivery expenses of $2.3 million or 11.5% and increased general and administrative expenses of $1.5 million or 3.9%.

Selling and warehouse and delivery expenses increased in the first six months of 1994 to support the substantial increase in 1994 sales levels and expansion programs by certain operating units. General and administrative expenses in the first six months of 1994 increased primarily by inflationary growth in fixed costs.

S,G&A expenses, as a percentage of sales were as follows in the first six months of 1994 and 1993:

                                             Six Months
                                             ----------
                                           1994      1993
                                           -----     ----
    Selling Expenses                       14.5%     14.4%
    Warehouse and Delivery Expenses         6.1%      6.3%
    General and Administrative Expenses    11.4%     12.4%
                                           ----      ----
         Total S,G&A Expenses              32.0%     33.1%
                                           ----      ----

Overall, as a percentage of sales, total S,G&A expenses decreased to 32.0% during the first six months of 1994 compared with 33.1% during the first six months of 1993 due mainly to the increase in sales levels in relation to the fixed cost component of S,G&A expenses.

As calculated in accordance with the partnership agreement, the management fee due the GP annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

Depreciation expense decreased $.3 million in the comparison period due primarily to a reduction in the depreciable fixed asset base as a result of fully depreciated assets.

Other expense of $.3 million in the first six months of 1994 consisted primarily of provisions for legal and insurance matters compared with favorable resolution of similar matters in the first six months of 1993 resulting in other income of $.8 million.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with SFAS #109 which represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes for the first six months of 1994 decreased $.2 million from the comparable prior year period due primarily to a reduction in the foreign income tax provision related to lower foreign taxable income in the comparison period.


The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.55 of income per Class A limited partnership interest for both the six months ended June 30, 1994, and June 30, 1993; and $.28 of income per Class B limited partnership interest for the six months ended June 30, 1994, compared with $.10 of income per Class B limited partnership interest for the six months ended June 30, 1993.

Liquidity and Capital Resources
- - -------------------------------

Net cash provided by operating activities during the first six months of 1994 was $6.2 million, an increase of $.6 million from the first six months of 1993. The increase was due principally to greater income from operations of $3.9 million in the comparison period, offset by increased working capital reinvestment in operations of $2.8 million. The Company's net interest coverage ratio (earnings before interest and taxes over net interest expense) improved to
3.44 in the first half of 1994 from 2.71 in the comparable prior year period.

The Company's cash position of $3.0 million as of June 30, 1994, increased $1.7 million from the balance at December 31, 1993. Cash was provided during the six months ended June 30, 1994, primarily by operations and net borrowings under the Company's credit facilities in the amount of $6.2 million and $9.0 million.
Cash was used during this period predominantly for distributions to the general and limited partners and capital expenditures in the amounts of $11.5 million and $2.2 million, respectively.

The Company's working capital position of $107.3 million at June 30, 1994, represented an increase of $15.2 million from the December 31, 1993 level of $92.1 million. The increase is primarily attributable to reinvestment in net working capital to support increased sales levels. The Company's current ratio improved to 2.14 at June 30, 1994 from the December 31, 1993, level of 2.02.

The Company anticipates spending approximately $3.4 million for capital expenditures for the full year 1994, primarily for machinery and equipment.

As of June 30, 1994, the Operating Partnership had $18.4 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The $31.6 million outstanding under the Bank Credit Agreement consisted of bank borrowings amounting to $20.0 million and letter of credit commitments aggregating $11.6 million.

In accordance with its Senior Note and Bank Credit Agreements, the Company was not permitted to make acquisitions in 1993 and 1994. The acquisition restriction in 1994 is a result of an amendment to the credit agreements agreed to in the first quarter of 1994 that eases certain coverage ratios and other financial requirements of the credit agreements. The Company intends to resume making acquisitions in 1995.

The Operating Partnership has other confirmed credit facilities available in the amount of $6.3 million for letter of credit commitments of which $5.7 million were issued as of June 30, 1994. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a line of credit for working capital purposes in the amount of $1.8 million of which $1.0 million was outstanding at June 30, 1994.

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


Engagement of Financial Advisors

In September 1993, the Board of Directors of the Company's General Partner authorized the engagement of financial advisors to explore alternatives of enhancing partnership values. Transactions to be considered include a possible restructuring or sale of assets and liquidation. In the event of a sale of assets and liquidation, holders of Class A limited partnership interests would be entitled to a liquidation preference of $10.00 per interest. The Company and its financial advisors continue to explore the alternatives. There can be no assurance that any transaction will result from this effort.

                                    PART II


                               OTHER INFORMATION



        NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SUN DISTRIBUTORS L.P.



BY:                                      BY:
    -----------------------------           ---------------------------
    Louis J. Cissone                        Joseph M. Corvino
    Senior Vice President                   Vice President and
    and Chief Financial Officer             Controller
                                            (Chief Accounting Officer)



DATE:  August 12, 1994