Form 10-Q
period 1994-09-30
SUN DISTRIBUTORS L P
filed 1994-11-14
CIK 807396

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1994
                               ------------------


Commission file number 1-9375
                       ------


                             Sun Distributors L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              23-2439550
- -------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


      2600 One Logan Square
      Philadelphia, Pennsylvania                                 19103
- ---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)


                                (215) 665-3650
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
  -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     YES X       NO
                                                          ---         -----

                             SUN DISTRIBUTORS L.P.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                 PAGE(S)
     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of September
               30, 1994 (Unaudited), December 31, 1993, and
               September 30, 1993 (Unaudited)                     3

               Consolidated Statements of Income for the
               Three Months ended September 30, 1994 and 1993
               (Unaudited)                                        4

               Consolidated Statements of Income for the Nine
               Months ended September 30, 1994 and 1993
               (Unaudited)                                        5

               Consolidated Statements of Cash Flows for the
               Three Months ended September 30, 1994 and 1993
               (Unaudited)                                        6

               Consolidated Statements of Cash Flows for the
               Nine Months ended September 30, 1994 and 1993
               (Unaudited)                                        7

               Notes to Consolidated Financial Statements
               (Unaudited)                                        8-9

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                10-15

PART II.  OTHER INFORMATION                                       16


SIGNATURES                                                        17



                                      2                           Page 2 of 17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                    Sept. 30, 1994                          Sept. 30, 1993*
                     ASSETS                           (Unaudited)     December 31, 1993*      (Unaudited)
             -----------------------              -----------------   -----------------   -----------------
Current assets:
  Cash and cash equivalents                             $2,645              $1,327              $1,576
  Accounts and notes receivable, net                    95,089              80,006              86,381
  Inventories                                          103,839              95,617              94,040
  Other current assets                                   4,346               5,294               3,142
                                                     ----------          ----------          ----------
      Total current assets                             205,919             182,244             185,139

Property, plant and equipment, net                      28,664              29,629              29,665
Goodwill                                                54,320              55,608              56,099
Other intangibles                                        2,959               3,838               4,151
Deferred income taxes                                    1,889               1,410               1,866
Other assets                                             2,704                 764                 787
                                                     ----------          ----------          ----------
      Total assets                                    $296,455            $273,493            $277,707
                                                     ==========          ==========          ==========
           LIABILITIES AND PARTNERS' CAPITAL
     --------------------------------------------
Current liabilities:
  Accounts payable, trade                              $61,907             $50,333             $48,412
  Current portion of senior notes                        5,700               5,700                 ---
  Notes payable                                          2,308               3,411               2,444
  Current portion of capitalized lease obligations         498                 619                 605
  Distributions payable to partners                      1,625               4,688               1,245
  Accrued expenses:
    Salaries and wages                                   6,322               5,426               5,551
    Interest on senior notes                             2,811                 703               2,811
    Management fee due the general partner               2,491               3,330               2,491
    Income and other taxes                               3,795               2,484               2,987
    Other accrued expenses                              14,080              13,459              13,771
                                                     ----------          ----------          ----------
      Total current liabilities                        101,537              90,153              80,317

Senior notes                                            89,300              89,300              95,000
Bank revolving credit                                   13,000              10,000              15,000
Capitalized lease obligations                            4,535               4,885               5,047
Deferred compensation                                    6,962               5,363               5,671
Other liabilities                                        1,116                 910                 960
Commitments and contingencies
Partners' capital:
  General partner                                          800                 729                 757
  Limited partners:
    Class A interests                                   67,642              67,642              67,642
    Class B interests                                   13,077               6,025               8,827
    Class B interests held in treasury                  (1,514)             (1,514)             (1,514)
                                                     ----------          ----------          ----------
      Total liabilities and partners' capital         $296,455            $273,493            $277,707
                                                     ==========          ==========          ==========

*Reclassified for comparative purposes

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       3                            Page 3 of 17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
        (dollars in thousands, except for partnership interest amounts)

                                                       Three Months       Three Months
                                                           Ended              Ended
                                                      Sept. 30, 1994     Sept. 30, 1993
                                                      --------------     --------------
Net sales                                                $192,547           $171,955
Cost of sales                                             119,061            106,132
                                                      ------------       ------------
   Gross profit                                            73,486             65,823
                                                      ------------       ------------
Operating expenses:
  Selling, general and administrative expenses             60,181             54,124
  Management fee to general partner                           840                840
  Depreciation                                              1,134              1,371
  Amortization                                                661                691
                                                      ------------       ------------
   Total operating expenses                                62,816             57,026
                                                      ------------       ------------
   Income from operations                                  10,670              8,797

Interest income                                                24                 11
Interest expense                                            2,654              2,508
Other expense, net                                           (313)              (199)
                                                      ------------       ------------
    Income before provision for income taxes                7,727              6,101

Provision for income taxes                                     71                144
                                                      ------------       ------------
    Net income                                             $7,656             $5,957
                                                      ============       ============


Net income allocated to partners:
  General partner                                             $76                $59
                                                      ------------       ------------
  Class A limited partners                                 $3,052             $3,052
                                                      ------------       ------------
  Class B limited partners                                 $4,528             $2,846
                                                      ------------       ------------


Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                                  11,099,573         11,099,573
  - Class B interests                                  21,675,746         21,675,746


Earnings per limited partnership interest:
     - Class A interest                                      $.27               $.27
     - Class B interest                                      $.21               $.13


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       4                            Page 4 of 17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
        (dollars in thousands, except for partnership interest amounts)

                                                       Nine Months        Nine Months
                                                          Ended              Ended
                                                      Sept. 30, 1994     Sept. 30, 1993
                                                      --------------     --------------
Net sales                                                $557,016           $491,296
Cost of sales                                             344,054            301,205
                                                      ------------       ------------
   Gross profit                                           212,962            190,091
                                                      ------------       ------------
Operating expenses:
  Selling, general and administrative expenses            176,694            159,940
  Management fee to general partner                         2,491              2,491
  Depreciation                                              3,491              4,037
  Amortization                                              2,010              2,052
                                                      ------------       ------------
   Total operating expenses                               184,686            168,520
                                                      ------------       ------------
   Income from operations                                  28,276             21,571

Interest income                                                51                 76
Interest expense                                            7,702              7,574
Other income (expense), net                                  (640)               577
                                                      ------------       ------------
    Income before provision for income taxes               19,985             14,650

Provision for income taxes                                    138                420
                                                      ------------       ------------
    Net income                                            $19,847            $14,230
                                                      ============       ============


Net income allocated to partners:
  General partner                                            $198               $142
                                                      ------------       ------------
  Class A limited partners                                 $9,157             $9,157
                                                      ------------       ------------
  Class B limited partners                                $10,492             $4,931
                                                      ------------       ------------


Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                                  11,099,573         11,099,573
  - Class B interests                                  21,675,746         21,675,746


Earnings per limited partnership interest:
     - Class A interest                                      $.82               $.82
     - Class B interest                                      $.48               $.23


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       5                            Page 5 of 17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                                   Three Months          Three Months
                                                                       Ended                 Ended
                                                                  Sept. 30, 1994        Sept. 30, 1993
                                                                  ---------------       ---------------
Cash flows from operating activities:
  Net income                                                              $7,656                $5,957
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                         1,795                 2,062
     Provision for deferred compensation                                     750                   315
     Deferred income tax benefit                                            (160)                  (16)
     Changes in current operating items:
        Decrease (increase) in accounts and notes receivable               1,820                  (701)
        Increase in inventories                                           (6,745)               (5,481)
        Decrease in other current assets                                     549                   792
        Increase in accounts payable                                       3,745                 1,205
        Increase in accrued interest                                       2,108                 2,108
        Increase in other accrued liabilities                              1,337                 3,833
     Increase in other assets                                             (1,135)                  ---
     Other items, net                                                        306                  (830)
                                                                       ----------            ----------
    Net cash provided by operating activities                             12,026                 9,244
                                                                       ----------            ----------
Cash flows from investing activities:
  Capital expenditures                                                      (723)               (1,056)
  Proceeds from sale of property, plant and equipment                        216                   264
  Other, net                                                                (105)                  148
                                                                       ----------            ----------
    Net cash used for investing activities                                  (612)                 (644)
                                                                       ----------            ----------
Cash flows from financing activities:
  Repayments under the bank credit agreement                              (7,000)               (6,000)
  Cash distributions to partners                                          (4,441)               (3,735)
  Borrowings (repayments) under other credit facilities, net                (142)                  232
  Principal payments under capitalized lease obligations                    (163)                 (156)
                                                                       ----------            ----------
    Net cash used for financing activities                               (11,746)               (9,659)
                                                                       ----------            ----------
Net decrease in cash and cash equivalents                                   (332)               (1,059)

Cash and cash equivalents at beginning of period                           2,977                 2,635
                                                                       ----------            ----------
Cash and cash equivalents at end of period                                $2,645                $1,576
                                                                       ==========            ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       6                            Page 6 of 17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                                    Nine Months           Nine Months
                                                                       Ended                 Ended
                                                                   Sept. 30, 1994        Sept. 30, 1993
                                                                  ---------------       ---------------
Cash flows from operating activities:
  Net income                                                             $19,847               $14,230
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                         5,501                 6,089
     Provision for deferred compensation                                   2,146                 1,012
     Deferred income tax benefit                                            (479)                 (248)
     Changes in current operating items:
        Increase in accounts and notes receivable                        (15,083)              (11,230)
        Increase in inventories                                           (8,222)               (9,112)
        Decrease in other current assets                                     948                 1,337
        Increase in accounts payable                                      11,574                 8,621
        Increase in accrued interest                                       2,108                 2,624
        Increase in other accrued liabilities                              1,989                 2,512
     Increase in other assets                                             (1,977)                  ---
     Other items, net                                                       (125)                 (950)
                                                                       ----------            ----------
    Net cash provided by operating activities                             18,227                14,885
                                                                       ----------            ----------
Cash flows from investing activities:
  Capital expenditures                                                    (2,916)               (2,667)
  Proceeds from sale of property, plant and equipment                        420                   324
  Other, net                                                                  76                    64
                                                                       ----------            ----------
    Net cash used for investing activities                                (2,420)               (2,279)
                                                                       ----------            ----------
Cash flows from financing activities:
  Borrowings under the bank credit agreement                               3,000                   ---
  Cash distributions to partners                                         (15,915)              (11,205)
  Repayments under other credit facilities, net                           (1,103)                 (150)
  Principal payments under capitalized lease obligations                    (471)                 (470)
  Other, net                                                                 ---                    50
                                                                       ----------            ----------
    Net cash used for financing activities                               (14,489)              (11,775)
                                                                       ----------            ----------
Net increase in cash and cash equivalents                                  1,318                   831

Cash and cash equivalents at beginning of period                           1,327                   745
                                                                       ----------            ----------
Cash and cash equivalents at end of period                                $2,645                $1,576
                                                                       ==========            ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       7                            Page 7 of 17

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


                                       8                            Page 8 of 17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)



   3.    Lines of Credit and Long-Term Debt:

   As of September 30, 1994, the Operating Partnership had $24,357 outstanding under its $50,000 Bank Credit Agreement of which bank borrowings amounted to $13,000 as reflected on the accompanying consolidated balance sheet, and letter of credit commitments aggregated $11,357.

   The Operating Partnership has other confirmed credit facilities available in the amount of $6,005 for letters of credit of which $5,308 was outstanding at September 30, 1994. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a working capital line of credit in the amount of $1,862 of which $834 was outstanding at September 30, 1994.

   The Company's Bank Credit and Senior Note Agreements require the maintenance of specific coverage ratios and levels of financial position and restrict incurrence of additional debt, distributions from the Operating Partnership to the Company and the GP and the sale of assets. For 1994 and future years, the Banks and Senior Noteholders have agreed to modify certain coverage ratios and other financial requirements as requested by the Company and the Company agreed to suspend acquisition spending in 1994.



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


   5.    Subsequent Event:

   In October 1994, the Operating Partnership entered into agreements to sell its three Electrical Group divisions and one of its Maintenance Group divisions, Dorman Products, for an aggregate consideration of approximately $73 million. The sales are subject to regulatory approval and other customary conditions of closing. The Company expects the sales to result in significant non-recurring gains with the Electrical Group divisions scheduled to close in December 1994 and the Dorman Products division scheduled to close in January 1995. Sales from these operations aggregated $112,871 for the first nine months of 1994 and $101,981 for the comparable prior year period. Income from these operations aggregated $5,811 for the nine months ended September 30, 1994 and $4,955 for the prior year nine-month period.


                                       9                            Page 9 of 17

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
     ____________________________________________________________________



Results of Operations

         Three Months Ended September 30, 1994 and September 30, 1993
         ------------------------------------------------------------

Net income amounted to $7.7 million in the third quarter of 1994, 28.5% above the $6.0 million earned in the third quarter of 1993 as a result of continued economic expansion across all product markets and internal growth strategies developed primarily within the last two years.

Net sales during the third quarter of 1994 increased $20.6 million or 12.0% compared with the same quarter in 1993 as a result of substantial strength in all product markets and significant growth from sales programs and services initiated since 1992. Sales increases by product group are as follows:

                                                 Sales Increase
                                              --------------------
                                                 Amount        %
                                              -------------  -----
        Fluid Power Products                  $8.7  million   15.2%
        Maintenance Products                   7.6  million   14.4%
        Glass Products                         2.5  million    7.6%
        Electrical Products                    1.6  million    5.7%
        Sun Inventory Management ("SIMCO")      .3  million   16.7%


Total cost of sales for the third quarter of 1994 increased $12.9 million or 12.2% from the comparable quarter in 1993 due primarily to increased sales levels in the comparison period.

Gross margins in the third quarter of 1994 were 38.2% compared with 38.3% in the 1993 period. A comparative summary of gross margins by product group is as follows:

                                         3rd Quarter
                                     --------------------
                                      1994          1993
                                     ------         -----
        Maintenance Products          61.1%         62.2%
        Glass Products                34.9%         33.7%
        Fluid Power Products          27.2%         26.9%
        Electrical Products           22.8%         22.8%
        SIMCO                         21.3%         20.8%

The erosion in gross margin in the Maintenance Products Group is due mainly to increased sales allowances related to business expansion programs and competitive pricing pressures. Changes in sales mix contributed primarily to the increase in gross margins in the Glass Products Group, Fluid Power Products Group and SIMCO.

Total selling, general and administrative ("S,G&A") expenses increased $6.1 million or 11.2% during the three months ended September 30, 1994, compared with the third quarter of 1993, comprised as follows: increased selling expenses of $3.7 million or 15.5%, increased warehouse and delivery expenses of $1.4 million or 13.3% and increased general and administrative expenses of $.9 million or 4.8%.


                                      10                           Page 10 of 17

Selling and warehouse and delivery expenses increased in the third quarter of 1994 to support the substantial increase in 1994 sales levels and expansion programs by certain operating units. General and administrative expenses in the third quarter of 1994 increased primarily by inflationary growth in fixed costs.

S,G&A expenses, as a percentage of sales were as follows in the third quarter of 1994 and 1993:

                                                     3rd Quarter
                                                --------------------
                                                 1994          1993
                                                ------         -----
    Selling Expenses                             14.3%         13.9%
    Warehouse and Delivery Expenses               6.3%          6.2%
    General and Administrative Expenses          10.7%         11.4%
                                                 ----          ----
        Total S,G&A Expenses                     31.3%         31.5%
                                                 ----          ----

Overall, as a percentage of sales, total S,G&A expenses decreased to 31.3% during the third quarter of 1994 compared with 31.5% during the third quarter of 1993 due mainly to the increase in sales levels in relation to the fixed cost component of S,G&A expenses.

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

Interest expense increased $.1 million in the comparison period due mainly to higher borrowing rates in the 1994 period over the comparable 1993 period.

Other expense increased $.1 million in the comparison period due to increased provisions for insurance and investment banking matters.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS #109"), which represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes decreased $.1 million due primarily to an increase in deferred tax benefits related to provisions for deferred compensation in the comparison period.

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.27 of income per Class A limited partnership interest for the quarters ended September 30, 1994, and September 30, 1993; and $.21 of income per Class B limited partnership interest in the third quarter of 1994 compared with $.13 of income per Class B limited partnership interest for the quarter ended September 30, 1993.


                                      11                           Page 11 of 17

          Nine Months Ended September 30, 1994 and September 30, 1993
          -----------------------------------------------------------

Net income amounted to $19.8 million for the first nine months of 1994, 39.5% above the $14.2 million earned in the first nine months of 1993 as a result of economic expansion across all product markets and internal growth strategies developed within the last two years.

Net sales during the first nine months of 1994 increased $65.7 million or 13.4% compared with the same period in 1993 as a result of substantial strength in all product markets and significant growth from sales programs and services initiated since 1992. Sales increases by product group are as follows:

                                                Sales Increase
                                                --------------
                                            Amount             %
                                            ------             -
        Fluid Power Products               $25.9 million     15.4%
        Maintenance Products                20.5 million     13.4%
        Glass Products                       9.4 million     10.6%
        Electrical Products                  9.3 million     12.3%
        SIMCO                                 .5 million     11.0%

Total cost of sales for the first nine months of 1994 increased $42.8 million or 14.2% from the comparable period in 1993 due primarily to increased sales levels in the comparison period.

Gross margins in the first nine months of 1994 were 38.2% compared with 38.7% in the comparable period in 1993. A comparative summary of gross margins by product group is as follows:


                                           Nine Months
                                        ------------------
                                         1994        1993
                                        ------       -----

        Maintenance Products             60.6%       62.0%
        Glass Products                   34.6%       34.2%
        Fluid Power Products             27.2%       27.0%
        Electrical Products              23.7%       24.0%
        SIMCO                            21.3%       20.9%

The erosion in gross margin in the Maintenance Products Group is due mainly to increased sales allowances related to business expansion programs and competitive pricing pressures. In the Electrical Products Group, competitive pricing pressures contributed primarily to the gross margin decline. Changes in sales mix contributed principally to the increase in gross margins in the Glass Products Group, the Fluid Power Products Group and SIMCO.

Total S,G&A expenses increased $16.8 million or 10.5% during the nine months ended September 30, 1994, compared with the first nine months of 1993, comprised as follows: increased selling expenses of $10.6 million or 15.1%, increased warehouse and delivery expenses of $3.7 million or 12.1% and increased general and administrative expenses of $2.5 million or 4.2%.

Selling and warehouse and delivery expenses increased in the first nine months of 1994 to support the substantial increase in 1994 sales levels and expansion programs by certain operating units. General and administrative expenses in the first nine months of 1994 increased primarily by inflationary growth in fixed costs.


                                      12                           Page 12 of 17

S,G&A expenses, as a percentage of sales were as follows in the first nine months of 1994 and 1993:

                                                   Nine Months
                                                ------------------
                                                 1994        1993
                                                ------       -----

    Selling Expenses                             14.4%       14.2%
    Warehouse and Delivery Expenses               6.2%        6.2%
    General and Administrative Expenses          11.1%       12.2%
                                                 ----        ----
        Total S,G&A Expenses                     31.7%       32.6%
                                                 ----        ----

Overall, as a percentage of sales, total S,G&A expenses decreased slightly to 31.7% during the first nine months of 1994 from 32.6% during the first nine months of 1993 due mainly to the increase in sales levels in relation to the fixed cost component of S,G&A expenses.

As calculated in accordance with the partnership agreement, the management fee due the GP annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

Depreciation expense decreased $.5 million in the comparison period due primarily to a reduction in the depreciable fixed asset base as a result of fully depreciated assets.

Interest expense increased $.1 million in the comparison period due mainly to higher borrowing rates in the 1994 period over the comparable 1993 period.

Other expense of $.6 million in the first nine months of 1994 consisted primarily of provisions for legal, insurance and investment banking matters compared with favorable resolution of legal and insurance matters in the first nine months of 1993 resulting in other income of $.6 million.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with SFAS #109 which represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes for the first nine months of 1994 decreased $.3 million from the comparable prior year period due primarily to an increase in deferred tax benefits related to provisions for deferred compensation in the comparable period.


The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.82 of income per Class A limited partnership interest for the nine months ended September 30, 1994, and September 30, 1993; and $.48 of income per Class B limited partnership interest for the nine months ended September 30, 1994, compared with $.23 of income per Class B limited partnership interest for the nine months ended September 30, 1993.


                                      13                           Page 13 of 17

Liquidity and Capital Resources
- -------------------------------

Net cash provided by operating activities during the first nine months of 1994 was $18.2 million, an increase of $3.3 million from the first nine months of 1993. The increase was due principally to greater income from operations of $5.6 million in the comparison period, offset by increased working capital reinvestment in operations of $2.3 million. The Company's net interest coverage ratio (earnings before interest and taxes over net interest expense) improved to
3.61 in the first nine months of 1994 from 2.95 in the comparable prior year period.

The Company's cash position of $2.6 million as of September 30, 1994, increased $1.3 million from the balance at December 31, 1993. Cash was provided during the nine months ended September 30, 1994, primarily by operations and net borrowings under the Company's credit facilities in the amount of $18.2 million and $1.9 million, respectively. Cash was used during this period predominantly for distributions to the general and limited partners and capital expenditures in the amounts of $15.9 million and $2.9 million, respectively.

The Company's working capital position of $104.4 million at September 30, 1994, represented an increase of $12.3 million from the December 31, 1993 level of $92.1 million. The increase is primarily attributable to reinvestment in net working capital to support increased sales levels. The Company's current ratio improved slightly to 2.03 at September 30, 1994 from the December 31, 1993, level of 2.02.

The Company anticipates spending approximately $3.4 million for capital expenditures for the full year 1994, primarily for machinery and equipment.

As of September 30, 1994, the Operating Partnership had $25.6 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The $24.4 million outstanding under the Bank Credit Agreement consisted of bank borrowings amounting to $13.0 million and letter of credit commitments aggregating $11.4 million.

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

The Operating Partnership has other confirmed credit facilities available in the amount of $6.0 million for letter of credit commitments of which $5.3 million were issued as of September 30, 1994. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a line of credit for working capital purposes in the amount of $1.9 million of which $.8 million was outstanding at September 30, 1994.

Cash generated from operations along with bank credit facilities will be sufficient, in management's judgment, to fund future cash requirements for seasonal working capital, capital expenditures, debt service and cash distributions to the GP and the limited partners.


                                      14                           Page 14 of 17

In connection with the sale of the operating divisions described below, the Operating Partnership is required to make a mandatory prepayment of its senior notes and bank revolver borrowings in the aggregate amount of approximately $25.0 million and also to reduce permanently some portion of the bank revolver commitment. However, the lenders may elect not to accept the prepayment offers and maintain the existing bank credit commitment.

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


Sale of Certain Divisions

In October 1994, Sun Distributors L.P. announced that it entered into agreements to sell its three Electrical Group divisions and one of its Maintenance Group divisions, Dorman Products, for an aggregate consideration of approximately $73 million. Sales from these operating divisions aggregated $39.4 million and $112.9 million for the third quarter and first nine months of 1994, respectively. Income generated from these operations amounted to $2.2 million or $.10 per Class B interest and $5.8 million or $.26 per Class B interest, respectively for the same periods. The transactions are subject to compliance with provisions of the Hart-Scott-Rodino Act. The proceeds from these divestitures will be used to reduce debt and for general Company purposes including acquisitions for addition to its remaining businesses.

The taxable gain from the sale of the four divisions will be allocated entirely to Class B Interest holders of record on the first day of the month within which each transaction is closed. It is presently anticipated that the sale of the Electrical Group divisions in December 1994 will result in a taxable gain of approximately $5 million, and the sale of Dorman Products division in January 1995 will result in a taxable gain of approximately $20 million. The Partnership will make a cash tax distribution to affected Class B record holders in accordance with the partnership agreement equal to approximately 35% of the taxable gain. The cash distribution will be made in March of the year following the year in which the sale occurs.

The Company considered a number of strategic alternatives as part of the process which led to the decision to sell these divisions. Other alternatives considered but which were not ultimately pursued, included a sale of the entire Company; the sale of all of its divisions followed by liquidation; or a recapitalization and conversion to a corporate structure from the current partnership form.

The sale of the Electrical Group divisions and the Dorman Products division brings to a conclusion the process of considering strategic alternatives. The Company believes that the sale of these non-strategic businesses will benefit the Operating Partnership by strengthening its balance sheet, positioning it to resume its acquisition program and providing increased management focus on its remaining businesses.


                                      15                           Page 15 of 17

                                    PART II

                               OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

    (a) Reports on Form 8-K
    -----------------------

    The Company filed Form 8-K on October 12, 1994, to report Item 5 - Other Events as of October 5, 1994. The event was as follows: the Registrant issued a press release announcing (1) that agreement had been reached for the sale of its Dorman Products and Electrical Group divisions for an aggregate consideration of approximately $73 million and (2) that the Registrant had determined not to pursue other strategic alternatives at this time.

                                      16                           Page 16 of 17

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SUN DISTRIBUTORS L.P.



BY:  /s/ Louis J. Cissone         BY:  /s/ Joseph M. Corvino
    ----------------------------      ---------------------------
    Louis J. Cissone                  Joseph M. Corvino
    Senior Vice President             Vice President and
    and Chief Financial Officer       Controller
                                      (Chief Accounting Officer)



DATE:  November 11, 1994



                                      17                          Page 17 of 17