Form 10-K
SUN DISTRIBUTORS L P
filed 1995-03-31
CIK 807396

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1994

Commission file number 1-9375



                             Sun Distributors L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                     23-2439550
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

      2600 One Logan Square
    Philadelphia, Pennsylvania                           19103
----------------------------------------           -------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (215) 665-3650


Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
 Title of each class                 on which registered
 -------------------                ---------------------

 Class A Limited Partnership                New York
 Interests and Depositary                Stock Exchange
 Receipts therefore.

 Class B Limited Partnership                New York
 Interests and Depositary                Stock Exchange
 Receipts therefore.


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      .     NO    X   .
    -----         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            -------

                                    PART I


Item 1 - Business.
-----------------

General
-------

Sun Distributors L.P., a Delaware limited partnership (the "Company"), through its subsidiary limited partnership (the "Operating Partnership"), is one of the largest wholesale distributors of industrial products in the United States. Since January 1987, the business of the Company and the Operating Partnership has been managed by SDI Partners I, L.P. (the "General Partner"), a limited partnership whose general partner is Lehman/SDI, Inc., formerly known as Shearson/SDI, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Lehman Brothers Holdings, Inc. ("Lehman Holdings"). The General Partner owns 1% of the Company and 1% of the Operating Partnership. All of the limited partnership interests in the General Partner are beneficially owned by members of management of the Company and the Operating Partnership (the "Management Employees").

The Company's current organization consists of its headquarters operation, three product groups comprised of eleven operating divisions and its inventory management services division, as follows:

                                          Principal        Year Acquired/
                                           Location          Organized
                                     -------------------   --------------
   Sun Distributors Headquarters     Phila., Pa.               1975

   Maintenance Products Group
   - Kar Products                    Chicago, Il.              1977
   - Hillman Fastener                Cincinnati, Oh.           1982
   - A&H Bolt & Nut Company          Windsor, Ontario          1989

   Fluid Power Products Group
   - Walter Norris                   Rosemont, Il.             1976
   - J.N. Fauver Company             Madison Heights, Mi.      1978
   - Warren Fluid Power              Denver, Co.               1987
   - Air-Dreco                       Houston, Tx.              1988
   - Hydra Power Systems             El Paso, Tx.              1991
   - Activation                      Birmingham, Al.           1991

   Glass Products Group
   - Harding Glass Industries        Kansas City, Mo.          1980
   - Downey Glass                    Los Angeles, Ca.          1984

   SIMCO/STM Division
   - Special-T Metals ("STM")        Lenexa, Ks.               1981
   - Sun Inventory Management Co.
      ("SIMCO")                      Lenexa, Ks.               1992

------------------

During 1990 and 1991, the Operating Partnership acquired other businesses and integrated those operations with existing divisions, as follows:

     Acquired Operations       Date(s) Acquired  Division(s) Integrated With
     -------------------       ----------------  ---------------------------
   Rogers Electric                August, 1991      American Electric
   Retail Glass Shops             1990 & 1991       Harding Glass Industries
   Industrial Air & Hydraulics    April, 1990       Air-Dreco

No acquisitions were made by the Company during the period 1992 through 1994.

The Company integrated its Sun Distributors Glass operation into Harding Glass Industries in 1993 and integrated its Air-Draulics operation into the Warren Fluid Power division in 1991.

The Operating Partnership sold the Electrical Products Group divisions on December 5, 1994, and Dorman Products, a division of its Maintenance Products Group, on January 3, 1995 (the "divested operations or divisions") as listed below:

   Divested Divisions                  Principal Location
   ------------------                  ------------------
   Electrical Products Group
   - American Electric Company         St. Joseph, Mo.
   - Philips & Company                 Columbia, Mo.
   - Keathley-Patterson Electric Co.   N. Little Rock, Ar.

   Maintenance Products Group
   - Dorman Products                   Warsaw, Ky.

For the year ended December 31, 1994, the Company had net sales of over $735 million, with the largest operating division contributing approximately $133 million. Excluding divested operations, 1994 net sales were $592 million.

The Company's business strategy is to identify and develop specific industrial distribution markets and to provide an array of services designed to add value to the Company's products. The Company also seeks to increase its emphasis on sales of high gross-margin products and to provide engineering design services, particularly in the area of fluid power products. In addition, the Company has opened new service centers for repair of fluid power equipment and seeks to expand this service outside its core geography and across Canada. The Company also continues to seek customers for its inventory management services.

The Company's management strategy has been to maintain a decentralized management system which permits the presidents of its operating units broad discretion in the conduct of their businesses, including responsibility for the management of their suppliers, customers and employees. Strong formal and informal planning and monitoring functions are performed by the General Partner, and the individual presidents of operating units are evaluated against the financial and non-financial goals established jointly each year with the General Partner. A substantial portion of each president's compensation is tied to the performance of his division against its annual plan. Also, certain presidents can earn substantial deferred compensation for maintaining their operations in the

------------------

upper quartile within the industrial distribution industry. Management believes that a significant factor in the Company's prior success has been the result of fostering and perpetuating the entrepreneurial drive of operating management.

The Company evaluates, on an ongoing basis, the performance and prospects of each of its operating divisions in light of the Company's overall business strategy.

Acquisition Strategy
--------------------

Since its inception in 1975 through 1991, the business of the Company has grown primarily through acquisitions of existing distribution companies. The acquisition strategy has expanded the Company's operations, both geographically and in the number and type of products offered. The Company evaluates companies that have developed attractive product/market niches and have demonstrated their ability to achieve high returns on invested capital. The Company looks for companies with strong management capabilities and stable growth patterns. Prior to making certain acquisitions, an extensive operational review is performed by an external consulting firm. Subsequent to most acquisitions, certain agreed upon procedures are performed by internal and external auditors.

In December 1992, the Company refinanced its then outstanding $110.0 million
9 1/2% Senior Notes through proceeds provided by institutional investors in the amount of $95.0 million and the balance from a $50.0 million Bank Credit Agreement. Under the credit agreements, the Company was not permitted to make acquisitions in 1993 and 1994. The Company intends to resume making acquisitions in 1995. See Notes 8 and 9 of Notes to Consolidated Financial Statements.


Products
--------

Excluding the divested operations discussed previously, the Company distributes in excess of 2,000 different product lines consisting of over 100,000 different products which fall into three basic groups: maintenance products, such as fasteners (nuts, bolts, screws, etc.); fluid power products, such as hydraulic, pneumatic and electronic systems and parts; and glass products, such as large sheet glass, auto glass, insulated glass, mirrors and specialty glass. Also, the Company provides inventory management services. The average single sale during the year ended December 31, 1994, was approximately $290.

The following table shows the percentages of consolidated net sales reported for the years ended December 31, 1994, 1993, and 1992 derived from the Company's major product groups and divisions:

                               Percentage of Consolidated Net Sales for
                               ----------------------------------------
                                         Year Ended December 31,
                                         -----------------------

Product Group/Divisions           1994             1993             1992
-----------------------          ------           ------           ------
   Fluid Power Group              35.4%            34.2%            33.2%
   Maintenance Group              24.4%            23.7%            23.8%
   Glass Group                    17.9%            18.3%            18.6%
   SIMCO/STM Division              2.9%             2.9%             3.0%
   Divested Divisions             19.4%            20.9%            21.4%
                                 -----            -----            -----
                                 100.0%           100.0%           100.0%

-------------------

Inasmuch as the Company is principally a distributor, most of its products are manufactured by others. However, several divisions sell a majority of their products under their own labels. In some cases, most notably the fluid power products, the Company assembles products or designs systems to the specifications of the end-user and performs related product repairs. With glass products, the Company produces a wide range of fabricated flat glass products including tempered glass, mirrors and insulating glass. In addition, several of the products which the Company distributes are purchased by the Company in bulk and subsequently repackaged in small quantities. The Company regularly uses a large number of suppliers and has long-term relationships with many of them. Most items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect the operations of the Company viewed as a whole. No single supplier accounted for more than 5% of the Company's purchases for the year ended December 31, 1994.

Marketing
---------

While the Company sells across three broad product groups, the bulk of its sales are industrially based, and sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States. While the markets for products sold by each division vary, the principal markets for the Company's products as determined by management are as follows, excluding divested operations:

   Replacement/Maintenance Markets.  Customers in this market include diverse
   -------------------------------
   industrial plants and commercial establishments. Approximately 35.9% of the Company's 1994 sales were made to customers in this market.

   Original Equipment Manufacturers.  Customers in this market include producers
   --------------------------------
   of automotive equipment, farm equipment, machine tools and a broad range of other equipment. Approximately 21.8% of the Company's 1994 sales were made to customers in this market.

   Construction.  Customers in this market include glazing contractors.
   ------------
   Approximately 15.4% of the Company's sales for the year ended December 31, 1994, were made to customers in this market.

   Retail and Other.  This market is comprised of retail hardware stores, glass
   ----------------
   shops and other distributors. Approximately 26.9% of the Company's 1994 sales were made to customers in this market.

The Company has over 179,000 customers, the largest of which accounted for less than 4% of net sales for the year ended December 31, 1994. Each division maintains its own sales force which is compensated for the most part on a commission basis. The divisions' sales forces vary in size, the largest of which has approximately 750 sales people.

The Company's products are sold in all 50 states. Some of its divisions sell in regional markets and some sell on a national scale. In general, maintenance product sales are national in the U. S. and Canada; fluid power products are sold primarily in the upper Midwest, Southeast, Southwest, Canada and Mexico; glass products are sold primarily in the West, the Midwest, the Mid-Atlantic and the Southeast; and inventory management services are offered in the U.S. and also in Mexico.

Competition
-----------

The distribution business is highly competitive, with the principal methods of competition being quality of service, quality of products, product availability, credit terms, price and the provision of value-added services such as engineering design or fabrication. The Company encounters competition from a large number of regional and local distributors and from several national distributors, some of which have greater financial resources than the Company. The wholesale distribution business is highly fragmented, with a majority of the wholesale distributors in the United States being operated as family-owned businesses. The Company's competitors have annual sales of approximately $5 million on the average with approximately one-half under $2 million. The Company believes that its business differs from that of other large national distributors in that the Company carries a diverse range of product lines, while most large distributors concentrate on only one or two product groups.


Insurance Arrangements
----------------------

Under the Company's current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to workman's compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The General Partner believes that its present insurance is adequate for its businesses. See Note 14 of Notes to Consolidated Financial Statements.


Employees
---------

Currently, the Company, through the Operating Partnership, employs 4,103 employees, of which 1,611 are sales personnel, 1,411 are employed as warehouse and delivery personnel, and 1,081 hold administrative positions. The Operating Partnership has collective bargaining agreements with 7 unions representing a total of 348 employees. In the opinion of management, employee relations are good.


Backlog
-------

The Company's sales backlog excluding divested operations was $57,253,000 as of December 31, 1994, and $43,772,000 as of December 31, 1993. Normally, in the distribution business, orders are shipped within a week of receipt. On average, the Company's backlog is less than one month's sales.

Federal Income Tax Considerations
---------------------------------


The Revenue Act of 1987 (the "1987 Act") amended the Internal Revenue Code of 1986, as amended (the "Code") with respect to the tax treatment of publicly traded partnerships, such as the Company, and the passive activity losses and credits attributable thereto.

Section 7704 of the Code provides that publicly traded partnerships generally will be treated as corporations for tax purposes commencing in tax years beginning after 1987. The effective date of this amendment is delayed, however, for certain "existing partnerships," such as the Company, until the taxable year beginning after December 31, 1997, provided that such partnerships do not add any substantial new line of business before the delayed effective date. The Company does not intend to add any substantial new line of business during the period when it otherwise qualifies for delayed effectiveness under Section 7704.

Section 469 of the Code provides that, in the case of publicly traded partnerships that are not treated as corporations under Section 7704, net losses and credits attributable to an interest in each such partnership shall not be applied against the partner's other income. Such net losses and credits are suspended and carried forward to be applied against net income from the partnership in succeeding years. Since the commencement of operations, the Company has not incurred a net loss for federal income tax purposes. However, if the Company should incur a net loss for federal income tax purposes in any subsequent year until taxable years beginning after December 31, 1997, such net losses will be suspended at the limited partner level, carried forward and netted in a later year or years against the limited partner's share of the net income of the Company, or will be used when the entire investment is disposed of in a taxable transaction. Similarly, a limited partner's share of any credits of the Company in excess of the tax liability attributable to his or her interest in the Company will be suspended, carried forward and applied against the tax liability attributable to the Company in a subsequent year or years, or may be used to increase the basis of such partnership interest when the entire investment is disposed of in a taxable transaction. Generally, these credits may not be applied against tax liability attributable to other activities.

Assuming the continued effectiveness of Section 7704 of the Code in its current form, if the Company remains a publicly traded partnership, the Company would be treated as a corporation for tax purposes beginning in fiscal year 1998.
Section 469 would then be inapplicable to the limited partners' treatment of income or credits attributable to the Company. The income of the Company would be taxed to it as a separate entity, and any losses of the Company would not be deductible by limited partners. This tax at the corporate level would reduce the amount distributable to partners and cash distributions to limited partners would be taxed at the individual level as dividends to the extent of earnings and profits.

--------------------------------------------


The Revenue Reconciliation Act of 1993 (the "1993 Act") amended the Code with respect to the tax treatment of unrelated business taxable income ("UBTI") in an effort to allow pension funds and other tax-exempt organizations (such as individual retirement accounts and charitable organizations) to invest in publicly traded partnerships. Such entities are subject to federal income tax on net UBTI in excess of $1,000. The 1993 Act repeals the rule that automatically treats income from publicly traded partnerships as gross income that is derived from an unrelated trade or business. As a result, investments in publicly traded partnerships will be treated the same as investments in other partnerships for purposes of the UBTI rules for partnership years beginning on or after January 1, 1994.

Section 708 of the Code, in general, provides for termination of a partnership if 50 percent or more of the total interest in partnership capital and profits is sold or exchanged within a twelve-month period. However, the legislative history to the Technical and Miscellaneous Revenue Act of 1988 indicates that termination of a partnership within the meaning of Section 708 will not cause a partnership to cease to qualify as an "existing partnership" for purposes of
Section 7704. Accordingly, sales or exchanges of Interests in the Company pursuant to trading of the Company's Interests on the New York Stock Exchange will not impair the status of the Company as an "existing partnership" that qualifies for a delayed effective date under Section 7704.

Item 2 - Properties.
--------------------

The Company currently has 196 warehouse and stocking facilities located throughout the United States, Canada and Mexico. Most of these include sales offices. Approximately 19% of these facilities are owned and the remainder are leased. The Company's principal properties are warehouse facilities used by the Operating Partnership, as follows:

   Division               Location             Description
   --------               --------             -----------
   Downey Glass        City of Commerce,    204,000 sq.ft. (leased)
                         California

   Harding Glass       Denver, Colorado     184,000 sq.ft. (owned)

   Hillman Fastener    Cincinnati, Ohio     150,000 sq.ft. (leased)

   Kar Products        Itasca, Illinois     80,000  sq.ft. (owned)

In the opinion of management, the Company's existing facilities are in good condition.

Item 3 - Legal Proceedings.
---------------------------

Not applicable.



Item 4 - Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

Not applicable.

                                    PART II


Item 5 - Market for Registrant's Partnership Interests and Related Matters.
--------------------------------------------------------------------------


Market Prices
-------------

Effective May 1, 1990, the Company separated its publicly traded limited partnership Unit consisting of one Class A Limited Partnership Interest and one Class B Limited Partnership Interest. The Class A Interests and Class B Interests trade separately on the New York Stock Exchange under the symbols SDP and SDPB, respectively.

The following table shows the quarterly range of high and low closing sales prices for the Class A and Class B Interests separately during 1994 and 1993.


                            CLOSING SALES PRICE
                     ----------------------------------
                           1994              1993
                     ----------------  ----------------
                      HIGH      LOW     HIGH      LOW
                     -------  -------  -------  -------
Class A Interests
-------------------
First Quarter        $10 3/4  $10 1/4  $11 1/2  $10 3/8
Second Quarter        10 3/4   10 1/4   11 5/8   10 7/8
Third Quarter         10 7/8   10 1/4   11 7/8   10 1/8
Fourth Quarter        10 5/8   10 1/8   10 3/8   10 1/8

Class B Interests
-------------------
First Quarter        $ 4 3/4  $ 4      $ 3 5/8  $ 3 1/8
Second Quarter         6 1/8    4        3 3/8    3
Third Quarter          6        5 1/4    4 5/8    3 1/8
Fourth Quarter         5 5/8    4 1/8    4 5/8    4

The total number of Class A Interests outstanding as of December 31, 1994 and 1993, was 11,099,573. The total number of Class B Interests outstanding as of December 31, 1994 and 1993 was 21,675,746. The total number of Class A Interest holders and Class B Interest holders as of December 31, 1994 was 10,584 and 7,706, respectively.

Cash Distributions
------------------

The holders of the Class A Interests are entitled to receive annually $1.10 per Class A Interest (the "Priority Return") to the extent that cash is available for distribution. Priority Return distributions are paid monthly on the last day of the month to holders of record on the first day of that month.

When federal taxable income is allocated to the holders of Class B Interests, such holders are entitled to annual tax distributions (the "Class B Tax Distribution") equal to the product of (i) 125% of the then applicable maximum federal income tax rate for individuals and (ii) the federal taxable income allocated to the holders of Class B Interests with respect to the preceding year.

The Priority Return and Class B Tax Distribution will be paid to the extent cash is available for distribution and accumulate until paid. To the extent that the Priority Return and Class B Tax Distribution have not been paid on a cumulative basis, management fees due the General Partner will be deferred, and will be paid, together with any management fees then owed with respect to any other year, after the Priority Return and Class B Tax Distribution have been paid. If cash available for distribution exceeds the amount necessary to pay the Priority Return and Class B Tax Distribution, the General Partner may make additional discretionary distributions to the holders of Class B Interests, provided that no distribution, except the Class B Tax Distribution, may be made to holders of the Class B Interests if, after such distribution, such holders' capital accounts with respect to their Class B Interests would be below $.50 on a per Interest basis.

The Company paid Priority Return distributions of $1.10 per Class A Interest in 1994 and 1993. For 1994, the Class B Tax Distribution amounted to $10,895,000 or $.492619 per Class B Interest which was partially paid in the amount of $.009352 per Class B Interest per month for the period January through March 1994 and $.02 per Class B Interest per month during the period April through December 1994. The monthly tax distributions were paid to holders of record on the first day of each month during 1994 and aggregated $.208056 per Class B Interest for the full year 1994. On March 31, 1995, the Partnership will distribute the balance of the tax distribution due of $.284563 per Class B Interest, as follows: approximately $.01981 per month to holders of record of Class B Interests on the first day of the month during January through March 1994; $.00916 per month for April through November 1994; and $.15185 for December 1994 which includes $.14269 related to the capital gain on the sale of the Electrical Products Group divisions on December 5, 1994.

In 1993, the Class B Tax Distribution amounted to $5,925,000 or $.267864 per Class B Interest which was paid in the amount of $.009352 per Class B Interest per month during 1993 to holders of record on the first day of each month. The remaining balance due of $.15564 per Class B Interest was paid on March 31, 1994 to holders of record on the first day of each month during 1993 in the amount of $.01297 per Class B Interest. Cash generated from operations will be sufficient, in management's judgment, to fund future Priority Return distributions and Class B Tax Distributions.

Upon dissolution of the Company, the assets of the Company will be liquidated and after payment of, or provision for, liabilities of the Company, the remaining proceeds will be distributed in accordance with the partners' respective ownership Interests. As a result, the holders of Class A Interests generally will receive a preferential distribution, to the extent available, equal to the amount of their initial capital investment ($10 per Class A Interest) plus the amount, if any, of the Priority Return not previously distributed to the holders of Class A Interests. The remaining proceeds will be distributed to the General Partner and the holders of Class B Interests in accordance with their respective ownership interests.

Taxable Income Allocations
--------------------------

Income taxes with respect to the Class A and Class B Interests are payable by limited partners based upon the allocation of taxable income or loss pursuant to the provisions of the Partnership Agreement. The allocation is made on a monthly basis to the holders of record on the first day of each month. For 1994, federal taxable income (ordinary income) was allocated to each Class A Interest in the amount of $.0917 per month or an aggregate of $1.10 for the entire year. Federal taxable income allocated to each Class B Interest in 1994 amounted to ordinary income of $.7069 and a capital gain of $.4077 related to the sale of the Electrical Products Group divisions on December 5, 1994. For 1993, income for federal income tax purposes was allocated to each Class A Interest in the amount of $.0917 per month or an aggregate of $1.10 for the entire year and to each Class B Interest in the amount of $.0451 per month or an aggregate of $.5411 for the entire year. All income allocated to investors for the 1993 year was classified as ordinary income.


Capital Accounts
----------------

The Class A capital account (as defined in the Partnership Agreement) was $10.00 per Class A Interest as of December 31, 1994 and 1993. The Class B Capital Account (as defined in the Partnership Agreement) at December 31, 1994 and 1993, was approximately $1.52 and $.905 per Class B Interest, respectively.

Item 6 - Selected Financial Data.
--------------------------------

    The following table sets forth selected consolidated financial data of the Company as of and for the five years ended December 31, 1994. Data for all periods shown is derived from financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their reports thereon.

            (dollars in thousands, except per partnership interest amounts)

    Income Statement Data for Years          1994      1993      1992       1991      1990
    Ended December 31:                     -------------------------------------------------
    Net sales                              $735,861  $655,707  $612,052   $573,457  $594,649
    Income from operations                   37,672    28,881    29,793     27,512    36,075
    Gain on sale of
     divisions (Note 5)                       3,523        --        --         --        --
    Provision for income taxes                  100       869       493        630     1,024

    Income before extraordinary loss
      and cumulative effect of change
      in accounting principle                29,544    18,506    17,691     15,073    23,146

    Extraordinary loss (Note 4)                  --        --    (3,434)        --        --

    Cumulative effect on prior years
      of change in accounting
      principle (Note 2)                         --        --       822         --        --

    Net income                               29,544    18,506    15,079     15,073    23,146

    Earnings per limited
      partnership interest:
    Income before extraordinary loss
      and cumulative effect of change
      in accounting principle
      - Class A                            $   1.10  $   1.10  $   1.10   $   1.10  $   1.25
      - Class B                            $    .79  $    .28  $    .25   $    .13  $    .41

    Extraordinary loss
      - Class A                            $     --  $     --  $     --   $     --  $     --
      - Class B                            $     --  $     --  $   (.16)  $     --  $     --

    Cumulative effect on prior years
      of change in accounting principle
      - Class A                            $     --  $     --  $     --   $     --  $     --
      - Class B                            $     --  $     --  $    .04   $     --  $     --

    Net income
      - Class A                            $   1.10  $   1.10  $   1.10   $   1.10  $   1.25
      - Class B                            $    .79  $    .28  $    .13   $    .13  $    .41

    Cash provided by operations            $ 17,704  $ 23,571  $ 27,056   $ 30,038  $ 36,130

    Cash distributions declared per
      limited partnership interest
      - Class A                            $   1.10  $   1.10  $   1.10   $   1.10  $   1.26
      - Class B                            $    .49  $    .27  $    .13   $    .13  $    .14

    Balance Sheet Data at December 31:

    Total assets                           $266,186  $273,493  $261,588   $264,544  $263,549
    Long-term debt and capitalized
      lease obligations                      74,781   104,185   115,503    120,108   116,681

         See accompanying Notes to Consolidated Financial Statements
         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for divestitures that affect comparability.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


General

The Company is a publicly held partnership operating in the wholesale industrial distribution industry through a subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). The Operating Partnership consists of a headquarters operation, three product groups comprised of eleven operating divisions and an inventory management services division. Certain divisions have operations in Canada and Mexico.


Results of Operations

  Market Developments
  -------------------

In 1994, the Operating Partnership's business expanded substantially as a result of economic strength across all product markets and internal growth strategies developed since 1992. Market strength is expected to continue through the first half of 1995.

Most markets served by the Company recovered in 1993 from the 1991 economic recession and strengthened in the latter half of that year. In 1992, the Company experienced modest economic strengthening in its Fluid Power and Maintenance Products Groups and continued market deterioration in its Glass and Electrical Product Groups from the economic recession which was widespread throughout 1991.

Operating expense control and liquidity in working capital investment allows the operating divisions to respond quickly to market conditions effected by economic recession or growth. Management has and will continue to respond to changing market conditions.

Sale of Certain Divisions

The Operating Partnership sold its three Electrical Group divisions on December 5, 1994 and one of its Maintenance Group divisions, Dorman Products, on January 3, 1995, for an aggregate cash consideration, net of expenses, of approximately $63.3 million (subject to certain post-closing adjustments) and the assumption of certain liabilities. Sales from these operating divisions aggregated $142.7 million for the year ended December 31, 1994. Income generated from these operations contributed $6.9 million or $.32 per Class B interest to the Company's 1994 net income results. The proceeds from these divestitures will be used to reduce debt and for general Company purposes including acquisitions for integration with its remaining three product groups and possible repurchase of limited partnership interests.

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

Results of Operations

  Years Ended December 31, 1994 and 1993
  --------------------------------------

Net income amounted to $29.5 million in 1994, 59.6% above the $18.5 million earned in 1993 as a result of continued economic expansion across all product markets and internal growth strategies implemented primarily within the last two years. 1994 net income included a gain of $3.5 million from the sale of the Electrical Products Group divisions in December 1994. Excluding this gain, net income for 1994 amounted to $26.0 million or 40.6% above the 1993 reported earnings. Results for 1994 include income from the Electrical Group of $4.1 million for eleven months of 1994 compared with $3.3 million for the twelve months ended December 31, 1993.

Net sales during 1994 increased $80.2 million or 12.2% compared with 1993 as a result of substantial strengthening in all product markets and significant growth from sales programs and services initiated since 1992. Sales increases by product group are as follows:

                                                       Sales Increase
                                                    ---------------------
                                                        Amount        %
                                                    --------------  -----
      Fluid Power Products                          $35.9 million   16.0%
      Maintenance Products                           27.0 million   13.3%
      Glass Products                                 12.1 million   10.1%
      Electrical Products                             4.1 million    4.1%
      Sun Inventory Management Company ("SIMCO")      1.1 million   17.0%

The sales increase in Electrical Products includes results for eleven months in 1994 compared with twelve months in 1993. Sales for Electrical Products increased 13.9% in the comparable eleven-month period ended November 30, 1994 and 1993.

Total cost of sales in 1994 increased $49.3 million or 12.3% from the 1993 year due primarily to increased sales levels in the comparison period.

Gross margins for the year ended December 31, 1994, were 38.6%, the same as in 1993. A comparative summary of gross margins by product group is as follows:


                               Year Ended December 31,
                              -------------------------
                                  1994         1993
                              ------------  -----------
      Maintenance Products        60.9%        61.8%
      Glass Products              34.4%        34.3%
      Fluid Power Products        27.7%        27.2%
      Electrical Products         23.4%        23.7%
      SIMCO                       22.4%        20.5%

The erosion in gross margin in the Maintenance Products Group is due mainly to increased sales allowances related to business expansion programs and competitive pricing pressures. Changes in sales mix contributed principally to the change in gross margins in the remaining product groups.

Total selling, general and administrative ("S,G&A") expenses increased $22.8 million or 10.7% during the year ended December 31, 1994, compared with 1993, comprised as follows: increased selling expenses of $13.5 million or 14.3%, increased warehouse and delivery expenses of $4.4 million or 10.8% and increased general and administrative expenses of $4.9 million or 6.3%.

Selling and warehouse and delivery expenses increased during 1994 to support the substantial increase in 1994 sales levels and expansion programs by certain operating divisions. General and administrative expenses in 1994 increased primarily by inflationary growth in fixed costs and increased incentive-based compensation for the management group as a result of 1994 net income performance.

S,G&A expenses, as a percentage of sales were as follows in 1994 and 1993:

                                        Year Ended December 31
                                       ------------------------
                                          1994         1993
                                       -----------  -----------
Selling Expenses                          14.6%        14.4%
Warehouse and Delivery Expenses            6.2%         6.3%
General and Administrative Expenses       11.3%        11.8%
                                          -----        -----
      Total S,G&A Expenses                32.1%        32.5%
                                          -----        -----

Overall, as a percentage of sales, total S,G&A expenses decreased due mainly to the increase in sales levels in relation to the fixed cost component of S,G&A expenses.

As calculated in accordance with the partnership agreement, the management fee due the General Partner (the "GP") annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners.

Depreciation expense decreased $.6 million in the comparison period due primarily to a reduction in the depreciable fixed asset base as a result of fully depreciated assets.

Amortization expense decreased $.2 million in 1994 compared with 1993 due primarily to the expiration of non-compete agreements in the Glass Products Group.

Interest expense increased $.1 million in the comparison period due mainly to higher interest rates in 1994 over the comparable 1993 year.

Other expense of $1.4 million in 1994 consisted primarily of provisions for legal, insurance and investment banking matters compared with favorable resolution of legal and insurance matters in 1993 resulting in other income of $.5 million.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS #109"). Deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes in 1994 decreased $.8 million from 1993 due to increased deferred tax benefits related to deferred compensation.

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $1.10 of income per Class A limited partnership interest for the year ended December 31, 1994, and December 31, 1993; and $.79 of income per Class B limited partnership interest in 1994 including a gain of $.16 per Class B interest from the sale of the Electrical Group divisions, compared with $.28 of income per Class B limited partnership interest in 1993.


  Years Ended December 31, 1993 and 1992
  --------------------------------------

The Company recorded net income of $18.5 million for the year ended December 31, 1993, compared with $15.1 million for the year ended December 31, 1992. The 1992 results included a $3.4 million extraordinary loss from the early extinguishment of debt, offset partially by a $.8 million deferred income tax benefit resulting from the cumulative effect of a change in an accounting principle (adoption of SFAS No. 109, Accounting for Income Taxes, effective January 1, 1992). Income in 1993 amounted to $18.5 million or 4.6% greater than the $17.7 million earned in the 1992 year before the extraordinary loss and the accounting change as a result of modest economic recovery, new growth programs, particularly in the Fluid Power Group, and reduced financing costs.

Net sales during 1993 increased $43.7 million or 7.1% compared with 1992 as a result of substantial strength in Fluid Power products sales, a continuation of the economic recovery, as well as various sales development programs, in all product groups. Sales growth by product group is summarized as follows:

                                                    Sales Increase
                                                    --------------
                                                 Amount           %
                                                 ------           -
      Fluid Power Products                     $21.5  million   10.6%
      Maintenance Products                      10.5  million    5.4%
      Electrical Products including SIMCO        6.0  million    5.8%
      Glass Products                             5.7  million    5.0%

Sales from the Company's new inventory management service, SIMCO, included in the Electrical Products Group, were $6.1 million in 1993, an increase of $.8 million from the 1992 level of $5.3 million.

Total cost of sales in 1993 increased $32.0 million or 8.6% from the 1992 year due primarily to increased sales levels in the comparison period.

Gross margins in 1993 were 38.6% compared with 39.5% in the 1992 year. A comparative summary of gross margins by product group is as follows:

                                              Year Ended December 31
                                              ----------------------
                                                1993         1992
                                                ----         ----
      Maintenance Products                      61.8%        63.0%
      Glass Products                            34.3%        35.5%
      Fluid Power Products                      27.2%        27.3%
      Electrical Products including SIMCO       23.5%        23.9%

The erosion in gross margin in the Maintenance Products Group is due mainly to increased sales allowances of approximately $2.1 million related to business expansion programs during 1993. Competitive pricing pressures and changes in sales mix contributed primarily to the decline in gross margins in the Glass, Fluid Power and Electrical Product Groups.

Total S,G&A expenses increased $12.9 million or 6.5% in 1993, compared with the 1992 year, comprised as follows: increased selling expenses of $6.3 million or 7.2%, increased warehouse and delivery expenses of $3.0 million or 8.0% and increased general and administrative expenses of $3.6 million or 4.8%.

Selling and warehouse and delivery expenses increased in 1993 to support the 1993 sales growth and geographic expansion by certain operating units. General and administrative expenses in 1993 includes a $1.2 million provision for expected losses on unasserted claims related to the Company's insurance programs. Excluding this charge, general and administrative expenses increased only 3.2% in 1993 over the prior year.

S,G&A expenses, as a percentage of sales in 1993 and 1992 were as follows:


                                        Year Ended December 31
                                       ------------------------
                                          1993         1992
                                       -----------  -----------
Selling Expenses                          14.4%        14.3%
Warehouse and Delivery Expenses            6.3%         6.3%
General and Administrative Expenses       11.8%        12.1%
                                          -----        -----
      Total S,G&A Expenses                32.5%        32.7%
                                          -----        -----

As calculated in accordance with the partnership agreement, the management fee due the GP annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners.

Depreciation expense decreased $.4 million in the comparison period due to a reduction in the depreciable fixed asset base as a result of fully depreciated assets and the disposal of certain facilities and equipment.

Interest expense decreased $1.5 million in 1993 from the prior year level as a result of the Company refinancing its $110.0 million 9 1/2% Senior Notes in December 1992. The refinancing reduced long-term interest rates by approximately 5/8 of 1% on $95.0 million of debt and converted $15.0 million of long-term debt to revolving credit at borrowing rates based on the London Interbank Offered Rate ("LIBOR") plus 1 and 3/4% and prime.

Other income increased $.6 million in 1993 compared with the 1992 year due primarily to the recognition of favorable insurance settlements during 1993.

The Company incurred state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. The Company's provision for income taxes increased $.4 million in 1993 over the prior year due principally to a reduction in the Company's deferred income tax benefit resulting from the payment of certain deferred compensation arrangements. The provision for income taxes in 1993 consists of $.7 million in current taxes plus $.2 million in deferred taxes compared with the 1992 provision consisting of $1.0 million of current tax expense offset by $.5 million of deferred tax benefit.

The Company's provision for deferred income taxes is determined in accordance with SFAS No. 109, which represents state and federal income tax benefits expected to be realized after December 31, 1997 when the Company will be taxed as a corporation. The cumulative effect of the accounting change on years prior to January 1, 1992, amounted to $.8 million of deferred tax benefit which was recognized in 1992.

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $1.10 of income per Class A limited partnership interest for the years ended December 31, 1993 and 1992; and $.28 of income per Class B limited partnership interest in 1993 compared with $.13 of income per Class B limited partnership interest in 1992. Results for 1992 were restated as required by the adoption of SFAS No. 109 during the fourth quarter of 1992, which was effective January 1, 1992. See Note 2 of Notes to Consolidated Financial Statements.

Excluding the extraordinary loss and the accounting change previously mentioned, income per Class B limited partnership interest amounted to $.28 in 1993 compared with $.25 in the 1992 year.


Liquidity and Capital Resources

Net cash provided by operations decreased $5.9 million or 24.9% in 1994 from the prior year level of $23.6 million due principally to increased net working capital reinvestment in operations to support 1994 sales levels. However, the Company's net interest coverage ratio (earnings before interest, taxes and gain on sale of divisions over net interest expense) improved to 3.58X in 1994 from the 1993 level of 2.94X.

The Company's cash position of $4.9 million as of December 31, 1994, increased $3.6 million from the balance at December 31, 1993. Cash was provided during 1994 primarily from operations in the amount of $17.7 million and proceeds from the sale of divisions and property and equipment in the aggregate amount of $27.3 million. Cash was used during this period predominantly for distributions to the general and limited partners, repayment of debt obligations and capital expenditures in the amounts of $20.4 million, $17.0 million and $4.3 million, respectively.

The Company's working capital position of $76.1 million at December 31, 1994, represents a decrease of $16.0 million from the December 31, 1993 level of $92.1 million. The decrease is attributable to an increase in the current portion of Senior Notes of $13.3 million, increased distributions payable to Class B investors of $3.1 million at December 31, 1994 from the prior year level and the disposition of net working capital from the sale of the Electrical Products divisions in the amount of approximately $16.9 million; offset by reinvestment in net working capital during 1994 of $17.2 million to support increased sales levels. As a result, the Company's current ratio decreased to 1.72 at December 31, 1994 from the December 31, 1993, level of 2.02. Excluding the increased amounts in the current portion of senior notes and distributions payable, the Company's current ratio was 2.03 at December 31, 1994. These increases are directly related to the aforementioned sale of operating divisions in December 1994 and January 1995.

The Company anticipates spending approximately $3.5 million for capital expenditures in 1995, primarily for machinery and equipment.

On December 22, 1992, the Operating Partnership prepaid its outstanding $110.0 million 9 1/2% Senior Notes that had a final maturity of February 15, 1997. Proceeds to accomplish the refinancing were provided from institutional investors in the amount of $95.0 million and the balance from a $50.0 million Bank Credit Agreement. Senior Notes with a final maturity December 1, 2002, were issued in the amounts of $65.0 million at 9.08% and $30.0 million at 8.44%, with interest due semi-annually. On December 1, 1994, the Operating Partnership paid its first principal repayment aggregating $5.7 million.

As of December 31, 1994, the Operating Partnership had $41.0 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The Company had no bank borrowings outstanding at December 31, 1994 under the Bank Credit Agreement.
The $9.0 million outstanding under the Bank Credit Agreement represented letter of credit commitments only.

In accordance with its Senior Note and Bank Credit Agreements, the Company was not permitted to make acquisitions in 1993 and 1994. The acquisition restriction in 1994 is a result of an amendment to the credit agreements executed in the first quarter of 1994 that eased certain coverage ratios and other financial requirements of the credit agreements. Management intends to resume its acquisition strategy in 1995, spending up to a $15.0 million in the aggregate to complement internal growth.

The Operating Partnership has other confirmed credit facilities available in the amount of $6.0 million for letter of credit commitments of which $5.1 million were issued as of December 31, 1994. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $.4 million USD was outstanding at December 31, 1994.

In connection with the sale of the operating divisions described previously, the Operating Partnership was required to offer the holders of its senior notes prepayment in the amount of $14.2 million which the noteholders accepted. Prepayment of the senior notes was made on March 14, 1995, including accrued interest thereon and a make-whole penalty. Also, the Operating Partnership was required to reduce permanently the bank revolver commitment under the bank credit agreement by approximately $13.0 million as a result of the sale of operating divisions. However, the banks have waived this permanent reduction and maintained the existing bank credit commitment of $50.0 million.

The capital gain from the sale of the four divisions will be allocated entirely to Class B Interest holders of record on the first day of the month within which each transaction was closed. The sale of the Electrical Group divisions in December 1994 resulted in a capital gain of approximately $.408 per Class B Interest. The Partnership intends to make a capital gain tax distribution on March 31, 1995 to Class B holders of record as of December 1, 1994, equal to approximately 35% of the capital gain or $.143 per Class B Interest. With respect to the sale of Dorman Products on January 3, 1995, the Operating Partnership estimates the tax gain on the sale to be approximately $.80 per Class B Interest which will be allocated to holders of record on the first day of January 1995.

Certain legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cashflows of the Company.

Income Taxes

As a result of the Company's adoption of SFAS No. 109 in 1992, the Company has a deferred tax asset aggregating $2.1 million as of December 31, 1994. Management believes that the Company's deferred tax asset is expected to be realized through the reversal of existing temporary differences after December 31, 1997, when the Company will be treated as a corporation for federal income tax purposes. The temporary differences expected to reverse after December 31, 1997, between the financial statement and tax bases, are composed of prepayment penalties in the amount of $.9 million and deferred compensation liabilities in the amount of $5.4 million, net of a valuation allowance of $.3. See Note 13 of Notes to Consolidated Financial Statements.

The minimum level of future taxable income necessary to realize the Company's recorded deferred tax asset at December 31, 1994, is approximately $5.5 million. For the three years ended December 31, 1994, the Company's consolidated net income per the financial statements reconciled to federal taxable income in thousands of dollars is shown below:

                                            1994      1993     1992*
                                          --------  --------  --------
Consolidated Net Income per the
  Financial Statements ("Book")           $29,544   $18,506   $15,079

Tax Adjustments to Book Income:
------------------------------
  Deferred Income Tax Expense
   (Benefit)                                 (734)      208    (1,618)
  Goodwill & Other Intangible Asset
   Amortization                             1,634     1,807     1,681
  Depreciation                                506       796       535
  Deferred Compensation, net                2,917       384     1,253
  Prepayment Penalties Related
   to Refinancing of Senior Notes            (177)     (177)    1,770
  Self-Insurance Accrued Expenses             844     3,331     1,983
  Tax gain in excess of book gain from
   sale of Electrical Group Divisions       1,216        --        --
  Other Increase (Decrease) to
   Book Income, net                         1,362      (423)   (1,020)
                                          -------   -------   -------

Federal Taxable Income                    $37,112   $24,432   $19,663
                                          =======   =======   =======

  *  Reclassified for comparative purposes.


Inflation

Inflation in recent years has had a modest impact on the operations of the Company. Continued inflation, over a period of years at higher than current rates, would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of its operating divisions to raise prices is dependent upon competitive market conditions.

Item 8 - Financial Statements and Supplementary Data.
----------------------------------------------------



                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                  Page
Report of Independent Accountants                                  23

Financial Statements:

    Consolidated Balance Sheets, December 31, 1994 and 1993        24

    Consolidated Statements of Income, Years ended
      December 31, 1994, 1993 and 1992                             25-26

    Consolidated Statements of Cash Flows, Years ended
      December 31, 1994, 1993 and 1992                             27

    Consolidated Statements of Changes in Partners' Capital,
      Years ended December 31, 1994, 1993 and 1992                 28

    Notes to Consolidated Financial Statements                     29-41

Financial Statement Schedules:

   I         Condensed Financial Information of Registrant         42

   II        Valuation Accounts                                    43

                       Report of Independent Accountants



The Board of Directors
 Lehman/SDI, Inc.


We have audited the accompanying consolidated balance sheets of Sun Distributors L.P. and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1994. We have also audited the financial statement schedules listed in Item 14 (a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Distributors L.P. and subsidiary as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes in 1992.


/s/ Coopers & Lybrand L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 15, 1995

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                     ASSETS                                    DECEMBER 31, 1994       DECEMBER 31, 1993
--------------------------------------------------             -----------------       -----------------
Current assets:
  Cash and cash equivalents                                          $4,903                  $1,327
  Accounts and notes receivable, net of
    allowance for doubtful accounts of
    $2,472 and $2,382, respectively                                  77,521                  80,006
  Inventories                                                        92,653                  95,617
  Other current assets                                                6,703                   5,294
                                                                  ---------               ---------
      Total current assets                                          181,780                 182,244
Property and equipment, net                                          27,514                  29,629
Goodwill (net of accumulated amortization
  of $11,259 and $10,605, respectively)                              48,458                  55,608
Other intangibles (net of accumulated
  amortization of $14,396 and $13,821,
  respectively)                                                       2,477                   3,838
Deferred income taxes                                                 2,144                   1,410
Other assets                                                          3,813                     764
                                                                  ---------               ---------
      Total assets                                                 $266,186                $273,493
                                                                  =========               =========
        LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------
Current liabilities:
  Accounts payable                                                  $44,435                 $50,333
  Notes payable                                                       2,709                   3,411
  Current portion of senior notes                                    18,970                   5,700
  Current portion of capitalized lease obligations                      387                     619
  Distributions payable to partners                                   7,774                   4,688
  Accrued expenses:
    Salaries and wages                                                7,131                   5,426
    Management fee due the general partner                            3,330                   3,330
    Income and other taxes                                            3,338                   2,484
    Other accrued expenses                                           17,646                  14,162
                                                                  ---------               ---------
      Total current liabilities                                     105,720                  90,153
Senior notes                                                         70,330                  89,300
Bank revolving credit                                                   ---                  10,000
Capitalized lease obligations                                         4,451                   4,885
Deferred compensation                                                 6,398                   5,363
Other liabilities                                                        68                     910
                                                                  ---------               ---------
      Total liabilities                                             186,967                 200,611
                                                                  ---------               ---------

Commitments and contingencies
Partners' capital:
  General partner                                                       791                     729
  Limited partners:
    Class A interests                                                67,642                  67,642
    Class B interests                                                12,300                   6,025
    Class B interests held in treasury                            (   1,514)              (   1,514)
                                                                  ---------               ---------
      Total partners' capital                                        79,219                  72,882
                                                                  ---------               ---------
      Total liabilities and partners' capital                      $266,186                $273,493
                                                                  =========               =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
        (dollars in thousands, except for partnership interest amounts)

                                                                 1994              1993              1992
                                                                --------          --------          --------
Net sales                                                       $735,861          $655,707          $612,052
Cost of sales                                                    451,785           402,441           370,435
                                                                --------          --------          --------
    Gross profit                                                 284,076           253,266           241,617
                                                                --------          --------          --------
Operating expenses:
  Selling, general and administrative expenses                   235,932           213,101           200,161
  Management fee to general partner                                3,330             3,330             3,330
  Depreciation                                                     4,502             5,106             5,472
  Amortization                                                     2,640             2,848             2,861
                                                                --------          --------          --------
    Total operating expenses                                     246,404           224,385           211,824
                                                                --------          --------          --------
    Income from operations                                        37,672            28,881            29,793
Interest income                                                       70                92                79
Interest expense                                                  10,191            10,096            11,619
Other income (expense), net                                    (   1,430)              498         (      69)
Gain on sale of divisions (note 5)                                 3,523                --                --
                                                                --------          --------          --------
      Income before provision for income taxes                    29,644            19,375            18,184
Provision for income taxes                                           100               869               493
                                                                --------          --------          --------
      Income before extraordinary loss and cumulative
       effect of change in accounting principle                   29,544            18,506            17,691
Extraordinary loss from early extinguishment
 of debt, net of deferred income tax
 benefit of $ 338 (note 4)                                            --                --         (   3,434)
Cumulative effect on prior years (to January 1, 1992)
 of change in accounting principle-adoption of
 SFAS No. 109 (note 2)                                                --                --               822
                                                                --------          --------          --------
      Net income                                                 $29,544           $18,506           $15,079
                                                                ========          ========          ========
Net income allocated to partners:
  General partner                                                   $295              $185              $151
                                                                --------          --------          --------
  Class A limited partners                                       $12,210           $12,210           $12,210
                                                                --------          --------          --------
  Class B limited partners                                       $17,039            $6,111            $2,718
                                                                --------          --------          --------

                                   Continued

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME, continued
        (dollars in thousands, except for partnership interest amounts)

                                                          1994       1993       1992
                                                        --------   --------   --------
Earnings per limited partnership interest:

  Income before extraordinary loss and cumulative
   effect of change in accounting principle
    - Class A interest                                   $1.10         $1.10         $1.10
    - Class B interest                                    $.79          $.28          $.25

  Extraordinary loss
    - Class A interest                                     --            --            --
    - Class B interest                                     --            --      (    $.16)

  Cumulative effect on prior years (to January 1, 1992)
   of change in accounting principle
    - Class A interest                                     --            --            --
    - Class B interest                                     --            --           $.04

  Net income
    - Class A interest                                   $1.10         $1.10         $1.10
    - Class B interest                                    $.79          $.28          $.13

Weighted average number of outstanding
 limited partnership interest:
    - Class A interests                             11,099,573    11,099,573    11,099,573
    - Class B interests                             21,675,746    21,675,746    21,675,746

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                       1994             1993             1992
                                                                    ---------        ---------        ---------
Cash flows from operating activities:
  Net income                                                         $29,544          $18,506          $15,079
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                    7,142            7,954            8,333
      Gain on sale of divisions                                     (  3,523)
      Extraordinary loss                                                 ---              ---            3,772
      Provision for deferred compensation                              3,187              721            1,293
      Deferred income tax expense (benefit)                         (    734)             208         (  1,618)
      Changes in current operating items:
        Increase in accounts and notes receivable                   ( 11,783)        (  4,855)        (  2,946)
        Decrease (increase) in inventories                          (  9,436)        ( 10,689)             583
        Decrease (increase) in other current assets                      347         (    815)             337
        Increase in accounts payable                                   1,865           10,542            4,951
        Increase (decrease) in accrued interest                     (     42)             516         (  3,732)
        Increase in other accrued liabilities                          4,836            2,415            1,766
      Other items, net                                              (  3,699)        (    932)        (    762)
                                                                    ---------        ---------        ---------
    Net cash provided by operating activities                         17,704           23,571           27,056
                                                                    ---------        ---------        ---------
Cash flows from investing activities:
  Proceeds from sale of divisions                                     26,561              ---              ---
  Proceeds from sale of property and equipment                           724              384              424
  Capital expenditures                                              (  4,263)        (  3,734)        (  2,947)
  Other, net                                                             228               55              614
                                                                    ---------        ---------        ---------
    Net cash provided by (used for) investing activities              23,250         (  3,295)        (  1,909)
                                                                    ---------        ---------        ---------
Cash flows from financing activities:
  Early extinguishment of senior notes                                   ---              ---         (110,000)
  Proceeds from issuance of senior notes                                 ---              ---           95,000
  Repayment of senior notes                                         (  5,700)             ---              ---
  Borrowings (repayments) under the bank credit agreement, net      ( 10,000)        (  5,000)          15,000
  Prepayment penalties and related costs                                 ---              ---         (  2,868)
  Cash distributions to partners                                    ( 20,357)        ( 14,940)        ( 15,384)
  Borrowings (repayments) under other credit facilities, net        (    702)             817         (  5,165)
  Principal payments under capitalized lease obligations            (    619)        (    618)        (    782)
  Other, net                                                             ---               47         (    879)
                                                                    ---------        ---------        ---------
    Net cash used for financing activities                          ( 37,378)        ( 19,694)        ( 25,078)
                                                                    ---------        ---------        ---------
Net increase in cash and cash equivalents                              3,576              582               69

Cash and cash equivalents at beginning of period                       1,327              745              676
                                                                    ---------        ---------        ---------
Cash and cash equivalents at end of period                            $4,903           $1,327             $745
                                                                    =========        =========        =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            (dollars in thousands)



                                                                                             PARTNERS' CAPITAL
                                                                           ----------------------------------------------------
                                                                                      Class A    Class B     Class B
                                                                           General    Limited    Limited     Treasury    TOTAL
                                                                           -------    --------   --------    --------  --------
Balance, December 31, 1991                                                   727      67,642      5,835     (1,514)    $72,690

  Net income                                                                 151      12,210      2,718        ---      15,079

  Cash distributions paid and/or declared
   to partners                                                              (152)    (12,210)    (2,832)       ---     (15,194)
                                                                           -----    --------   --------    -------    --------
Balance, December 31, 1992                                                   726      67,642      5,721     (1,514)     72,575

  Net income                                                                 185      12,210      6,111        ---      18,506

  Cash distributions paid and/or declared
   to partners                                                              (182)    (12,210)    (5,807)       ---     (18,199)
                                                                           -----    --------   --------    -------    --------
Balance, December 31, 1993                                                   729      67,642      6,025     (1,514)     72,882

  Net income                                                                 295      12,210     17,039        ---      29,544

  Cash distributions paid and/or declared
   to partners                                                              (233)    (12,210)   (10,764)       ---     (23,207)
                                                                           -----    --------   --------    -------    --------
Balance, December 31, 1994                                                  $791     $67,642    $12,300    ($1,514)    $79,219
                                                                           =====    ========   ========    =======    ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)



1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of Sun Distributors L.P. (the "Company") and its subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). All significant intercompany balances and transactions have been eliminated. The Operating Partnership is a wholesale distributor of industrial products comprised of three product groups with eleven operating divisions and an inventory management services division. Certain divisions have operations in Canada and Mexico.

2.  Summary of Significant Accounting Policies:

   Cash Equivalents:
   ----------------

Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value.

   Inventories:
   -----------

Inventories, which consist of products purchased for resale, are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.

   Property and Equipment:
   ----------------------

Property and equipment, including assets acquired under capital leases, is carried at cost and includes expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in current operations.

   Depreciation:
   ------------

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to twenty-five years, or, if shorter, over the terms of the related leases. For income tax purposes, depreciation is computed under accelerated methods.

   Goodwill and Other Intangible Assets:
   ------------------------------------

Goodwill related to the excess of acquisition cost over the fair value of net assets acquired is amortized on a straight-line basis over forty years. Other intangible assets arising principally from acquisitions by the Operating Partnership are amortized on a straight-line basis over periods ranging from three to ten years.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)



2.  Summary of Significant Accounting Policies, continued:

   Income Taxes:
   ------------

As a partnership, the Company incurs no liability for federal income taxes. Accordingly, no current provision for federal income taxes is reflected in the accompanying consolidated financial statements. However, the Company does incur certain state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations. Therefore, a current provision for state, local and foreign income taxes is reflected in the accompanying consolidated financial statements.

The Revenue Act of 1987 provides that certain "existing publicly traded partnerships", such as the Company, generally will not be treated as corporations for federal income tax purposes until after December 31, 1997, provided that such partnerships do not add any substantial new line of business before the effective date.

Effective January 1, 1992, the company elected to adopt Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" and has reported the cumulative effect of the change in method of accounting for income taxes in the 1992 consolidated statement of income. Financial statements for years prior to 1992 have not been restated. SFAS No. 109 requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The Company's deferred taxes are determined from temporary differences expected to reverse after December 31, 1997, when the Company will be taxed as a corporation. Therefore, a deferred provision for state and federal income taxes is reflected in the accompanying consolidated statements of income.

   Retirement Benefits:
   -------------------

Certain employees are covered under profit-sharing retirement plans ("defined contribution plans") for which contributions are determined on an annual basis in accordance with the requirements of each plan.

Defined benefit plan contributions covering certain employees are funded, at a minimum, in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended.

In accordance with collective bargaining agreements, annual contributions to multi-employer pension plans are made. These contributions, which are based on fixed contributions per month for each hour worked, are charged to income as incurred.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)


2.  Summary of Significant Accounting Policies, continued:

   Retirement Benefits, continued:
   ------------------------------

Certain employees are covered under post-retirement benefit plans for which benefits are determined in accordance with the requirements of each plan. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers Accounting for Post-retirement Benefits Other Than Pensions". The Company has elected to amortize the accumulated post-retirement benefit liability (transition obligation) resulting in delayed recognition. The impact of the adoption on the Company's financial position and results of operations is immaterial.

     Fair Value of Financial Instruments:
     -----------------------------------

SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value because of the short-term maturity or revolving nature of these instruments. The fair values of the Company's debt instruments are disclosed in
Note 9.


3.  Ownership Structure:

The General Partner of the Company and the Operating Partnership is SDI Partners I, L.P. (the "GP"), a Delaware limited partnership whose sole general partner is Lehman/SDI, Inc., formerly known as Shearson/SDI, Inc., an indirect, wholly-owned subsidiary of Lehman Brothers Holdings, Inc. ("Lehman Holdings"), formerly known as Shearson Lehman Brothers Holdings, Inc.

The Company's Class A and Class B limited partnership interests outstanding, as of December 31, 1994, are held as follows:

                                     Class A                Class B
                                    Interests              Interests
                                    ---------              ---------
Public Investors               10,958,434 ( 98.7%)     11,408,740 ( 52.6%)
Lehman Holdings and
 Affiliates                        38,324 (  0.4%)      5,896,678 ( 27.2%)
Executive Officers and
 Directors (a)                    102,815 (  0.9%)      4,370,328 ( 20.2%)
                               -------------------     -------------------
   Total                       11,099,573 (100.0%)     21,675,746 (100.0%)(b)
                               ===================     ======================

(a) Executive officers of the Company and the Operating Partnership and Directors of Lehman/SDI, Inc., including beneficial ownership.

(b) Net of 523,400 Class B interests held in the Company's treasury as of December 31, 1994.

Except as expressly limited by the partnership agreement, the GP has complete and exclusive discretion in the management and control of the affairs and business of the Company and its subsidiary partnership. The holders of Class A and Class B interests have certain limited voting rights under the partnership agreement generally regarding the removal of the GP and the sale of all or substantially all of the assets of the Company or the Operating Partnership or dissolution of the Company.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)



3.  Ownership Structure, continued:

Holders of Class A interests are entitled to receive, to the extent cash is available, $1.10 annually (the "priority return") per Class A interest, which is currently paid monthly. On December 16, 1994, the Company declared a priority return distribution for the month of January 1995 in the amount of $1,038 or $.091666 per Class A interest payable January 31, 1995, to holders of record December 30, 1994. The Class A capital account as of December 31, 1994 and 1993, was $10.00 per Class A interest.

All items of income and loss and cash distributions of the Operating Partnership are allocated 99% to the Company and l% to the GP. The GP is allocated l% of the Company's share of income or loss and cash distributions, with the remaining 99% allocated to the limited partners.

Income for federal income tax purposes is allocated to the holders of Class A interests, until the Class A capital account of each holder is equal to the sum of their initial capital investment ($10.00 per Class A interest), plus any unpaid priority return. For years 1994, 1993, and 1992, federal taxable income per Class A interest amounted to $1.10 per year, all of which represented ordinary income.

Any remaining income after the Class A allocation is allocated to the holders of Class B interests. The holders of Class B interests receive an allocable share of loss until the Class B capital account (as defined in the partnership agreement) of each holder is reduced to zero. Thereafter, any unallocated loss is allocated to the holders of Class A interests. For 1994, 1993 and 1992, federal taxable income amounted to $1.1146, $.5411 and $.3257 per Class B interest, respectively. Federal taxable income in 1994 consists of ordinary income of $.7069 per Class B interest and a capital gain of $.4077 per Class B interest related to the sale of the Electrical Products Group divisions (see
Note 4). In 1993 and 1992, federal taxable income consisted of ordinary income only. The Class B capital account as of December 31, 1994 and 1993, was approximately $1.52 and $.905 per Class B interest, respectively.

Holders of Class B interests are entitled to receive annual cash distributions sufficient to cover their tax liabilities on taxable income allocated to the Class B interests (the "Class B Tax Distribution"). For 1994, the Class B Tax Distribution amounted to $10,895 or $.492619 per Class B interest which was partially paid in the amount of $.009352 per Class B interest per month for the period January through March 1994 and $.02 per Class B interest per month during the period April through December 1994. The monthly tax distributions were paid to holders of record on the first day of each month during 1994 and aggregated $.208056 per Class B interest for the full year 1994. On March 31, 1995, the Partnership intends to distribute the balance of the tax distribution due of $.284563 per Class B interest, as follows: approximately $.01981 per month to holders of record of Class B interests on the first day of the month during January through March 1994, $.00916 per month for April through November 1994, and $.15185 for December 1994 which includes $.14269 related to the capital gain on the sale of the Electrical Products Group divisions. (See Note 4.)

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)



3.  Ownership Structure, continued:


For year 1993, the Class B Tax Distribution amounted to $5,925 or $.267864 per Class B interest which was paid in the amount of $.009352 per Class B interest per month during 1993 to holders of record on the first day of each month. The remaining balance due of $.15564 per Class B Interest was paid on March 31, 1994 to holders of record on the first day of each month during 1993 in the amount of $.01297 per Class B Interest. For year 1992, the Class B Tax Distribution amounted to $2,927 or $.132 per Class B interest which was paid monthly during the year. On December 16, 1994, the Company declared a Class B Tax Distribution for the month of January 1995 in the amount of $442 or $.02 per Class B interest payable January 31, 1995, to holders of record on December 30, 1994.


4.  Extraordinary Loss:

In 1992, the Company recorded an extraordinary loss of $3,434 or approximately $.16 per Class B limited partnership interest, net of a deferred income tax benefit in the amount of $338, due to early extinguishment of the Company's 9 1/2% senior notes (see Note 9, Long-Term Debt). The extraordinary loss consists of prepayment penalties aggregating $2,742 and related costs of $1,030.


5.  Acquisitions/Divestitures:

No acquisitions were consummated during the three years ended December 31, 1994. The credit agreements of the Operating Partnership restricted acquisition expenditures in 1994 and 1993. (See Note 8, Lines of Credit and Note 9, Long-Term Debt.)

On December 5, 1994, the Operating Partnership sold certain assets of its Electrical Group divisions for a cash consideration, net of expenses, of approximately $27,800 (subject to certain post-closing adjustments) and the assumption of certain liabilities. The Operating Partnership recorded a gain on the sale in the amount of $3,523 or $.16 per Class B interest included in the 1994 consolidated statement of income. The aggregate assets sold, net of liabilities, in connection with the sale of the Electrical Group divisions was approximately $24,300.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)


6.  Related Party Transactions:

The GP earns a management fee annually from the Operating Partnership equal to 3% of the aggregate initial Capital Investment of the holders of Class A interests ($110,996). The management fee will be paid only after cumulative outstanding priority returns and additional required cash distributions are paid. In addition, the management fee can be paid only if the Company complies with covenants required by the credit agreements (see Note 8, Lines of Credit, and Note 9, Long-Term Debt). Management fees earned but not paid accumulate until paid. Management fees earned in each of years 1994, 1993 and 1992 were $3,330. In March 1994, the Operating Partnership paid $1,665 of the 1993 management fee and deferred payment of the remaining $1,665 until June 1994 to maintain compliance with requirements of the credit agreements. In March of 1993, the Operating Partnership paid $1,665 of the 1992 management fee and deferred payment of the remaining $1,665 until June 1993 to maintain compliance with requirements of credit agreements. Management expects to pay in full the 1994 management fee due March 31, 1995.

Certain warehouse and office facilities are leased from employees under various operating leases. Charges to income applicable to these leases totaled $405 in 1994, $367 in 1993, and $361 in 1992. Aggregate future minimum lease obligations under these leases at December 31, 1994, were $756.


7.  Property and Equipment:

Property and equipment consists of the following at December 31, 1994 and 1993:


                                            1994     1993
                                           -------  -------
   Land                                    $ 3,589  $ 3,918
   Buildings and leasehold improvements     24,133   25,906
   Machinery and equipment                  23,526   24,873
   Furniture and fixtures                    9,316    9,722
                                           -------  -------
                                            60,564   64,419
   Less accumulated depreciation            33,050   34,790
                                           -------  -------
                                           $27,514  $29,629
                                           =======  =======

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)



8.  Lines of Credit:

On December 22, 1992, the Operating Partnership entered into a $50,000 bank credit agreement with three lenders. This agreement provides borrowings on a revolving credit basis at interest rates based on the London Interbank Offered Rate ("LIBOR") plus 1 and 3/4% and prime. Letters of credit commitments are issued at varying rates. The bank credit agreement had an original termination date of December 22, 1995, but has been extended to December 31, 1996. The credit facility requires a commitment fee of 1/2 of 1% per year on the average daily unused portion of the commitment and an annual agent's fee. There is no compensating balance requirement under this facility. The Company had no bank borrowings outstanding at December 31, 1994, under the bank credit agreement. The $9,034 outstanding balance under the facility at December 31, 1994, represents letter of credit commitments only.

The bank credit agreement contains covenants restricting distributions from the Operating Partnership to the Company and the GP. Amounts available for distribution in accordance with the bank credit agreement at December 31, 1994, were $3,434. The agreement also requires the maintenance of specific coverage ratios and levels of financial position and restricts incurrence of additional debt and the sale of assets. The bank credit agreement did not permit the Company to consummate acquisitions in 1994 and 1993. Amendments to the agreement were negotiated in March and December of 1994 to ease certain coverage ratios and other financial requirements in 1994 and future years. The December 1994 amendment allows for acquisition spending in 1995 and future years up to $15,000 in any calendar year, absent a default or event of default as defined in the bank credit agreement.

In connection with the sale of operating divisions (see Note 5, Acquisitions/ Divestitures, and Note 18, Subsequent Event), the Operating Partnership was required to reduce permanently the bank revolver commitment under the bank credit agreement by approximately $13,000. However, the banks waived this permanent reduction and maintained the existing bank credit commitment of $50,000.

The Operating Partnership has other confirmed credit facilities available in the amount of $6,005 for letters of credit of which $5,135 was outstanding at December 31, 1994. The letters of credit commitments are issued at varying rates. These facilities, renewable annually, are not subject to compensating balance requirements or unused commitment fees.

An indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit with a local lender for working capital purposes of which $449 USD was outstanding at December 31, 1994. This facility, which is renewable annually, provides bank borrowings at an interest rate of prime plus 1/4 of 1%. There are no compensating balance requirements or commitment fees associated with this facility.

Notes payable consisted of the following at December 31, 1994 and 1993:

                                                    1994           1993
                                                    ----           ----
Short-term bank borrowings drawn on
  working capital lines of credit                  $  449         $1,307
Trade notes payable in accordance with
  glass inventory financing arrangements            1,474          1,374
Notes payable in accordance with insurance
  financing arrangements                              786            730
                                                   ------         ------
                                                   $2,709         $3,411
                                                   ======         ======

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)


8.  Lines of Credit, continued:

The weighted average interest rate on the outstanding notes payable borrowings at December 31, 1994 and 1993 was 2.84% and 2.96%, respectively.

9.  Long-Term Debt:

On December 22, 1992, the Operating Partnership issued $95,000 of senior notes with a final maturity of December 1, 2002, through a private placement with several institutional investors. The proceeds from the sale of the senior notes in conjunction with the bank credit were used principally to extinguish $110,000 9 1/2% senior notes, interest thereon and related prepayment penalties (see
Note 4, Extraordinary Loss and Note 8, Lines of Credit).

The new senior notes were issued in two series, as follows: $65,000 Series A notes at 9.08% and $30,000 Series B notes at 8.44%. Interest is required to be paid semiannually on June 1 and December 1 on the outstanding principal of the senior notes. The Operating Partnership repaid $5,700 of principal on December 1, 1994 consisting of $3,900 in Series A notes and $1,800 in Series B notes. Principal repayments required on the senior notes during each of the five years subsequent to December 31, 1994, are as follows:

                            Series A  Series B
                            --------  --------
        December 1, 1995      $3,280    $1,515
        December 1, 1996       4,375     2,019
        December 1, 1997       4,375     2,019
        December 1, 1998       5,468     2,524
        December 1, 1999       6,562     3,028

Optional prepayments, in multiples of $100, may be made at anytime, as a whole or in part, with accrued interest thereon plus a penalty ("make-whole amount"), if any, as defined in the note agreement.

If the Company sells a significant amount of assets as defined in the note agreement, it must make an offer of prepayment of note principal to the senior noteholders determined on an applicable share basis with the bank credit agreement. The prepayment offer also must include accrued interest thereon plus a make-whole amount, if any, as defined in the note agreement. Related to the sale of operating divisions in December 1994 and January 1995 (see Note 5, Acquisition/Divestitures and Note 18, Subsequent Event), the Operating Partnership was required to offer the noteholders prepayment of senior notes in the amount of $14,175. The noteholders accepted the prepayment offer which the Operating Partnership paid on March 14, 1995, including accrued interest thereon and a related make-whole amount.

The senior note agreement contains covenants restricting distributions from the Operating Partnership to the Company and the GP. Additionally, the note agreement restricts the incurrence of additional debt and the sale of assets and requires the maintenance of specific coverage ratios and levels of financial position. Also, the senior note agreement did not permit the Company to consummate acquisitions in 1993 and 1994. For 1994 and future years, the senior noteholders have agreed to ease certain coverage ratios and other financial requirements. The Operating Partnership will be permitted acquisition spending in 1995 and future years up to $15,000 in any calendar year, absent a default or event of default as defined in the senior note agreement.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)



9.  Long-Term Debt, continued:

As of December 31, 1994, the fair value estimate of the Company's senior notes is approximately $84,000 as determined in accordance with SFAS No. 107. The Company discounted the future cash flows of its senior notes based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time and is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.


10.  Leases:

Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 1994:

                                         Capital   Operating
                                          Leases    Leases
                                         --------  ---------
   1995                                  $   678     $10,251
   1996                                      584       8,713
   1997                                      581       6,907
   1998                                      546       5,378
   1999                                      542       2,670
   Later years                             4,164       6,859
                                         -------     -------

       Total minimum lease payments        7,095     $40,778
                                                     =======

   Less amounts representing interest     (2,257)
                                         -------

       Present value of net minimum
       lease payments (including
       $387 currently payable)           $ 4,838
                                         =======

Total rental expenses for all operating leases amounted to $15,153 in 1994, $13,830 in 1993, and $13,593 in 1992.


11.  Deferred Compensation Plans:

Certain officers and employees earn performance-based compensation, payment of which is deferred until future periods.

The Company adopted a new deferred compensation plan for its officers effective January 1, 1994. Under this plan, awards are earned based on operating performance over a five-year period which vest and are paid in cash only at the end of the fifth year. At the end of any year within the five-year program, the cumulative award is subject to reduction or forfeiture if performance goals are not achieved. Upon a change in control of the Operating Partnership, participants are entitled to payment of awards earned through completion of the most recent plan year. The amount charged to income under this plan was $850 in 1994 and is included in the deferred compensation liability as of December 31, 1994.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)

11.  Deferred Compensation Plans, continued:

For a plan adopted in 1987 and amended thereafter, certain employees earned awards which vest at the rate of 20% per year over the 5-year period following the year in which the award was earned. The awards will be paid at age 60, if elected by the employee, or upon death, disability or retirement and accrue interest until paid. Upon a change in control of the Operating Partnership, participants are entitled to payment of all vested and non-vested amounts including accrued interest. The full award is charged to operations in the year earned. The amounts charged to income under the plan were $2,295, $700, and $1,250 in 1994, 1993 and 1992, respectively. During the three years ended December 31, 1994, distributions from the plan amounted to $240 in 1994 and $332 in 1993. The deferred compensation liability attributable to the plan amounted to $6,563 at December 31, 1994 of which $1,698 is included in other accrued expenses.

Under a former plan, effective through December 31, 1986, certain employees and officers earned deferred compensation amounts which unconditionally vested at the rate of 20% per year over the 5-year period following the year in which the award was earned. Participants of the former plan have elected to defer all outstanding awards until retirement. Upon a change in control of the Operating Partnership, participants are entitled to payment of all vested and non-vested amounts including accrued interest. Amounts charged to income and distributions related to the former plan for the three years ended December 31, 1994 were immaterial. The portion of the Operating Partnership's deferred compensation liability attributable to this plan is $683 at December 31, 1994.

The change of control provision in the deferred compensation plans is triggered upon a sale of all of the Operating Partnership's business, a change in the GP or a change, other than due to death or retirement, in a majority of the directors of Lehman/SDI, Inc., during any one-year period.


12.  Retirement Benefits:

Assets of the defined benefit plans consist of insurance contracts and assets managed under a commingled trust agreement. The trust assets are invested primarily in equity and fixed income holdings.

Costs charged (income credited) to operations under retirement benefit plans are as follows:

                                    1994    1993    1992
                                   ------  ------  -------
   Defined contribution plans      $3,498  $2,574  $2,279
   Multi-employer pension plans       362     422     565
   Defined benefit plans              266     144     (88)
                                   ------  ------  ------
        Total                      $4,126  $3,140  $2,756
                                   ======  ======  ======

Management does not anticipate its share of unfunded vested liabilities under multi-employer pension plans to be material.

For the years ended December 31, 1994, 1993 and 1992, the costs of post-retirement benefits charged to income were $115, $347 and $146, respectively. The 1994 and 1993 charge was determined in accordance with SFAS No. 106 on an accrual basis with costs recognized in prior years upon payment of the post-retirement obligations. The Company's unrecognized accumulated post-retirement benefit liability as of December 31, 1994, 1993 and 1992 was $744, $840 and $893, respectively.

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



13.  Income Taxes:

Deferred tax assets are comprised of the following at December 31, 1994 and 1993:

                                          1994     1993
                                         -------  -------
    Gross deferred tax assets:
      Deferred compensation              $2,123   $1,389
      Prepayment penalties related to
       early extinguishment of debt         346      346
                                         ------   ------
                                          2,469    2,124
    Valuation allowance for deferred
      tax assets                           (325)    (325)
                                         ------   ------

    Net deferred tax asset               $2,144   $1,410
                                         ======   ======

Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. The Company has no deferred tax liability at December 31, 1994 or December 31, 1993.

As of December 31, 1994, the Company's tax basis of its assets and liabilities was greater than its financial statement basis by approximately $67,000.

The provision (benefit) for income taxes consists of the following:

                              1994   1993    1992
                             ------  -----  ------
    Current income taxes
      Federal                $  --   $  --  $ (12)
      State and local          276     260    398
      Foreign                  558     401    565
                             -----   -----  -----
                               834     661    951
                             -----   -----  -----

    Deferred income taxes
      Federal                 (657)    186   (408)
      State and local          (77)     22    (50)
                             -----   -----  -----
                              (734)    208   (458)
                             -----   -----  -----

    Total income taxes       $ 100   $ 869  $ 493
                             =====   =====  =====

The extraordinary loss shown in the accompanying 1992 consolidated statement of income includes a deferred tax benefit of $338 or approximately $.02 per Class B limited partnership interest determined in accordance with SFAS No. 109.

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



14.  Commitments and Contingencies:

Performance and bid bonds are issued on the Company's behalf during the ordinary course of business through surety bonding companies as required by certain contractors. As of December 31, 1994, the Company had outstanding performance and bid bonds aggregating $681. As required by sureties, the Company has standby letters of credit outstanding in the amount of $1,450 as of December 31, 1994.

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts, legal proceedings and acquisition activities. As of December 31, 1994, the Company had outstanding letters of credit in the aggregate amount of $4,163 related to these activities.

Under the Company's insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to workman's compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of December 31, 1994, the Company has provided insurers letters of credit aggregating $3,551 related to certain insurance programs.

Certain legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cashflows of the Company.


15.  Statements of Cash Flows:

Supplemental disclosures of cash flow information are presented below:

                                     1994     1993     1992
                                    -------  -------  -------
Cash paid during the period for:
  Interest                          $10,097   $9,412  $15,110
                                    -------   ------  -------

  Income taxes                      $   792   $  955  $   499
                                    -------   ------  -------


Interest paid in 1992 includes $3,687 due to early extinguishment of the Company's 9 1/2% senior notes (see Note 4, Extraordinary Loss and Note 9, Long-Term Debt).

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)



16.  Quarterly Data (unaudited):


                           First     Second    Third     Fourth
                          --------  --------  --------  --------
    1994
    ----

Net sales                 $175,109  $189,360  $192,547  $178,845
Gross profit                67,457    72,019    73,486    71,114
Net income                   4,165     8,026     7,656     9,697
Net income per limited
  partnership interest
             - Class A    $    .27  $    .28  $    .27  $    .28
             - Class B    $    .05  $    .23  $    .21  $    .30

    1993
    ----

Net sales                 $149,986  $169,355  $171,955  $164,411
Gross profit                58,910    65,358    65,823    63,175
Net income                   1,922     6,351     5,957     4,276
Net income per limited
  partnership interest
             - Class A    $    .17  $    .38  $    .27  $    .28
             - Class B          --  $    .10  $    .13  $    .05


17.  Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies.


18.  Subsequent Event:

On January 3, 1995, the Operating Partnership sold certain assets of its Dorman Products division for a cash consideration, net of expenses, of approximately $35,500 (subject to certain post-closing adjustments) and the assumption of certain liabilities. The Operating Partnership estimates the gain on the sale to be approximately $16,500. The aggregate assets sold, net of liabilities, in connection with the sale of Dorman Products was approximately $19,000.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            (dollars in thousands)

Balance Sheets as of December 31                    1994      1993      1992
--------------------------------                  --------  --------  --------
Assets
 Investment in SDI Operating Partners, L.P.       $79,219   $72,882   $72,575

                                                  =======   =======   =======
Partners' Capital
 General partner's capital                        $   791   $   729   $   726
 Limited partners' capital-Class A Interests       67,642    67,642    67,642
 Limited partners' capital-Class B Interests       12,300     6,025     5,721
 Class B interests held in treasury                (1,514)   (1,514)   (1,514)
                                                  -------   -------   -------

 Total partners' capital                          $79,219   $72,882   $72,575

                                                  =======   =======   =======
Statements of Income for the Years Ended December 31
----------------------------------------------------
Equity in net income of SDI Operating
 Partners, L.P.                                   $29,544   $18,506   $15,079

                                                  =======   =======   =======
Net income allocated to general partner               295   $   185   $   151
                                                  -------   -------   -------

Net income allocated to limited partners
 - Class A interests                              $12,210   $12,210   $12,210
                                                  -------   -------   -------

 - Class B interests                              $17,039   $ 6,111   $ 2,718
                                                  -------   -------   -------
Statement of Cash Flows
for the Years Ended December 31
-------------------------------
Cash provided by operations                            --         --         --


Cash provided from investment
 in SDI Operating Partners, L. P.                $ 20,153   $ 14,791   $ 15,230

Cash distributions to general
 partner and limited
  partners                                       $(20,153)  $(14,791)  $(15,230)
                                                 --------   --------   --------

  Increase (decrease) in cash                          --         --         --

                                                 ========   ========   ========

This financial information should be read in conjunction with the consolidated financial statements of the Company.

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY

                        Schedule II - VALUATION ACCOUNTS

                             (dollars in thousands)


                                                    Deducted From Assets in Balance Sheet
                                   -----------------------------------------------------------------------------
                                                                                                    Valuation
                                   Allowance for  Allowance for    Accumulated     Accumulated     Allowance for
                                     Doubtful       Obsolete       Amortization    Amortization      Deferred
                                     Accounts      Inventories     of Goodwill    of Intangibles   Income Taxes
                                   -------------  -------------    ------------   --------------   -------------
Balance, December 31, 1991            $2,527         $2,575          $ 7,168         $20,971         $    --

  Additions charged to cost
    and expenses                       1,570          1,312            1,665           1,415             225
  Deductions                           1,741(A)       1,185(A)            --           9,798(B)           --
                                      ------          -----          -------         -------         -------

Balance, December 31, 1992             2,356          2,702            8,833          12,588             225

  Additions charged to cost
    and expenses                       1,714          1,859            1,772           1,233             100
  Deductions                           1,688(A)       1,393(A)            --              --              --
                                      ------          -----          -------         -------         -------

Balance, December 31, 1993             2,382          3,168           10,605          13,821             325

  Additions charged to cost
    and expenses                       1,453          2,236            1,629           1,168              --
  Deductions                           1,363(A)       1,622(A)            --              --              --
  Sale of divisions                       --            291              975             593              --
                                      ------          -----          -------         -------         -------

Balance, December 31, 1994            $2,472         $3,491          $11,259         $14,396         $   325
                                      ======         ======          =======         =======         =======


Notes:

 (A) Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

 (B) Expiration of organization costs in the amount of $4,521 and the write-off of deferred financing fees related to prepayment of the Company's 9 1/2% Senior Notes in the amount of $5,277.

Item 9 - Disagreements on Accounting and Financial Disclosure.
-------------------------------------------------------------


    Not applicable.

                                    PART III


Item 10 - Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The business of the Company and the Operating Partnership is managed by the General Partner, whose general partner is Lehman/SDI, Inc., formerly known as Shearson/SDI, Inc. The directors of Lehman/SDI, Inc., each of whom has served as such since February 1987, except for Mr. Eliot M. Fried, who has served since December 1994, are set forth below:

                                  Principal Occupation; Five-Year
                                     Employment History; Other
    Name and Age                           Directorships
    ------------                  -------------------------------
O. Gordon Brewer, Jr., 58     Vice President-Finance, Alco Standard
                              Corporation (distributor of office and
                              paper products); Executive Officer,
                              Alco Standard Corporation, 1970 to
                              present; Director, Corporate Insurance
                              and Reinsurance Limited.

Norman V. Edmonson, 54        Executive Vice President of the Company
                              since December 1994; Group Vice President
                              of the Company prior to December 1994.

Eliot M. Fried, 62            Managing Director, Lehman Brothers, Inc.
                              Director, American Marketing Industries;
                              Bridgeport Machines, Inc.; Energy Ventures, Inc.;
                              Lear Seating Corporation; and Vernitron
                              Corporation.

Arnold S. Hoffman, 59         Managing Director, Legg Mason Wood
                              Walker, Incorporated, Jan. 1992 to present;
                              Chairman, The Middle Market Group,
                              L.P. (investment banking, mergers,
                              acquisitions and divestitures), 1990 to
                              Jan. 1992; Managing Director, The Stamford
                              Company, 1989 to 1990; Director, Intelligent
                              Electronics, Incorporated.

Donald T. Marshall, 61        Chairman and Chief Executive Officer of
                              the Company.

Ernest L. Ransome, III, 68    Chairman, Giles & Ransome, Inc.
                              (distributor of construction equipment),
                              1988 to present; Director, Mannington
                              Mills, Inc., Midlantic Corp., and
                              Midlantic National Bank.

Donald A. Scott, 65           Senior Partner, Morgan, Lewis & Bockius;
                              Director, Provident Mutual Life Insurance
                              Company.

Henri I. Talerman, 40         Managing Director, Lehman Brothers, Inc.

Although Mr. Fried owns no securities of the Company, he was nevertheless required to file a Form 3 pursuant to Section 16 of the Securities Exchange Act of 1934 within ten days after his election as a director, which he failed to do. He has subsequently filed the required Form 3.

All directors hold office until the next annual meeting of the sole stockholder of Lehman/SDI, Inc., and until their successors are duly elected and qualified.

The officers of the Company and the Operating Partnership (constituting the "Management Employees" referred to herein), each of whom has served as such for the past five years, except as noted, are set forth below:


                                      Positions with the Company;
        Name and Age                 Five-year Employment History
        ------------                 ----------------------------
Louis J. Cissone, 60          Senior Vice President, Chief Financial
                              Officer, Treasurer and Secretary since May
                              1993; Vice President Finance, Chief
                              Financial Officer, Treasurer
                              and Secretary prior to May 1993.

Harold J. Cornelius, 46       Group Vice President.

Joseph M. Corvino, 40         Vice President and Controller since May
                              1993; Controller prior to May 1993

Norman V. Edmonson, 54        Executive Vice President since December
                              1994; Group Vice President prior to
                              December 1994.

Max W. Hillman, Jr., 48       Group Vice President, since March 1991;
                              President, Hillman Fastener Division, 1982
                              to February, 1991.

Donald T. Marshall, 61        Chairman and Chief Executive Officer.

John P. McDonnell, 59         President and Chief Operating Officer
                              since December 1994; Group Vice President
                              prior to December 1994.

All executive officers hold office at the pleasure of the board of directors.

Item 11 - Executive Compensation.
--------------------------------

The following table sets forth all cash compensation paid and accrued by the Operating Partnership for services rendered during the three years ended December 31, 1994, by each of the Chief Executive Officer and the four other most highly compensated executive officers of the Company and the Operating Partnership whose remuneration exceeded $100,000.

                           Summary Compensation Table
                           --------------------------

                                   Annual Compensation
     Name and                     ---------------------   All Other
Principal Position        Year     Salary    Bonus (1)  Compensation
----------------------  --------  ---------  ---------- -------------
Donald T. Marshall          1994   $454,043    $221,144     8,185 (2)
Chairman and Chief          1993    403,392      62,897     6,367 (2)
Executive Officer           1992    418,672      36,012     5,345 (2)

Norman V. Edmonson          1994    300,477      94,400     1,418 (2)
Group Vice President        1993    285,144      89,000     1,250 (2)
                            1992    282,800      67,600     1,058 (2)

John P. McDonnell           1994    295,354      96,915     2,135 (2)
Group Vice President        1993    273,947      44,278     1,843 (2)
                            1992    273,753      45,795     1,553 (2)

Harold J. Cornelius         1994    275,375     102,729    90,128 (3)
Group Vice President        1993    261,147      37,621    58,818 (3)
                            1992    259,136          --    63,931 (3)

Max W. Hillman, Jr.         1994    294,793     104,898   107,632 (3)
Group Vice President        1993    234,707      16,578    13,661 (3)
                            1992    231,905      54,060    34,771 (3)

(1) Represents Earned Bonus for services rendered in each year. Does not include the management fee payable to the General Partner. See "Management Fee" under Item 13.

(2) Represents primarily term life insurance premiums paid by the Operating Partnership for the benefit of the named executive officer.

(3) Represents deferred compensation earned and awarded for services rendered in the year which unconditionally vests at the rate of 20% per year over the five-year period from the date earned.

The above table excludes deferred compensation awards earned in 1994 by the executive officers in accordance with the Company's Long-Term Performance Share Plan since the awards earned are subject to reduction or forfeiture through 1998 if performance goals are not achieved. The value of the awards as of December 31, 1994 for each executive officer are as follows: Donald T. Marshall $586,037; Norman V. Edmonson, $385,110; John P. McDonnell, $184,182; Harold J. Cornelius, $184,182 and Max W. Hillman, $184,182.

Directors of Lehman/SDI, Inc., who are not employees of the Company or Lehman Brothers Inc. are paid an annual fee of $14,000 and a fee of $1,000 for each board or committee meeting attended. Such fees are paid by the General Partner.

EMPLOYMENT AGREEMENTS
---------------------

The Operating Partnership has entered into three-year employment agreements with the Management Employees. The employment agreements which expire December 31, 1995 provide for salary levels at least commensurate with those previously in effect. The agreements prohibit the employee from engaging or having an interest in a competing business during the term of employment and for a period of 18 months after termination.


CHANGE IN CONTROL ARRANGEMENTS
------------------------------

The executive officers named in Item 11 were participants in the Company's Deferred Compensation Plans (the "Plans") in certain years. Upon a change in control, the Plans provide for payment of all vested and non-vested amounts including accrued interest. The change in control provision is triggered upon a sale of all of the Operating Partnership's business, a change in the General Partner, or a change, other than due to death or retirement, in a majority of the directors of Lehman/SDI, Inc., during any one-year period. See Note 11 of Notes to Consolidated Financial Statements.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

The Compensation Committee of the Board of Directors of Lehman/SDI, Inc., consisted of Arnold S. Hoffman, Director. Mr. Hoffman is an officer of Legg Mason Wood Walker, Incorporated, which performed investment banking services for the Company during 1994.

Item 12 - Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management.
----------

    (a) Security Ownership of Certain Beneficial Owners
        -----------------------------------------------

        Since the Company is managed by its General Partner and has no Board of Directors, there are no "voting securities" of the Company outstanding within the meaning of Item 403(a) of Regulation S-K and Rule 12b-2 under the Securities Exchange Act of 1934. As set forth under Item 1 of this Annual Report on Form 10-K, the general partner of the General Partner is Lehman/SDI, Inc., an indirect, wholly owned subsidiary of Lehman Brothers Holdings, Inc., American Express Tower, World Financial Center, New York, NY 10285-1800.


    (b) Security Ownership of Management
        --------------------------------

        The following table shows for each director, for each executive officer named in the Summary Compensation Table and for all officers and directors as a group, the beneficial ownership of Class A and Class B Interests of the Company as of January 31, 1995. None of the amounts equals more than 1% of the outstanding Class A Interests.

                                                                   Class B
    Name of                  Class A            Class B            Percent
Beneficial Owner            Amount(l)          Amount(l)           of Class
----------------            ---------          ---------           --------
O. Gordon Brewer, Jr.         3,000                1,000             --   (5)

Harold J. Cornelius             200                  200             --   (5)

Norman V. Edmonson           14,715            1,300,916             6.0%

Eliot M. Fried                   -- (2)               -- (2)         --   (2)

Max W. Hillman, Jr.           4,000                6,500             --   (5)

Arnold S. Hoffman            13,000 (2)(3)        13,000 (2)(3)      --   (5)

Donald T. Marshall           30,311            2,025,232             9.3%

John P. McDonnell             7,711              623,071             2.9%

Ernest L. Ransome, III        5,000 (4)            5,000 (4)         --   (5)

Donald A. Scott               9,000                9,000             --   (5)

Henri I. Talerman                -- (2)               -- (2)         --   (2)

All directors and executive
 officers as a group        102,815            4,370,328            20.2%

----------------------

(1) In addition to the Interests listed, the Management Employees beneficially own limited partnership interests in the General Partner (the "GP Interests"). The GP Interests held by the Management Employees collectively represent 46.2% of the limited partnership interests in the General Partner. The General Partner owns 1% of the Company and the Operating Partnership. The table does not include the GP Interests owned by the Management Employees.

(2) Does not include (i) 108,554 Class B Interests owned by Lehman LTD I, Inc., or (ii) 5,788,124 Class B Interests owned by Lehman Brothers Capital Partners I ("Capital Partners"), affiliates of Lehman Brothers Inc. Messrs. Hoffman and Fried, as limited partners of Capital Partners, derive economic benefit of approximately 1% from interests held by Capital Partners. An affiliate of Lehman Brothers Inc., of which Messrs. Fried and Talerman are officers, also owns all of the capital stock of Lehman/SDI, Inc., which is the general partner of the GP and holds the remaining interest in the GP not owned by the Management Employees.

(3) 3,000 of these Class A and B Interests are owned by Hoffman Investment Co., of which Mr. Hoffman is Managing Partner. In addition, Mr. Hoffman's children own 4,000 Class A and B Interests with respect to which he disclaims beneficial ownership.

(4) 2,500 of these Class A and B Interests are held in a trust, of which Mr. Ransome is a trustee.

(5) Represents less than 1% of the outstanding Class B Interests.

-----------------------

    (c)  Changes In Control
         ------------------

         Not Applicable

Item 13 - Certain Relationships and Related Transactions.
--------------------------------------------------------


MANAGEMENT FEE
--------------

The Operating Partnership pays a Management Fee to the General Partner. The Management Fee, payable annually on March 31 (with respect to the preceding year), is equal to 3% of the aggregate initial capital investment of $110,995,730 by the limited partners. The amount of the Management Fee payable on March 31, 1995, is $3,329,872. The amount of management fee paid in 1994 with respect to 1993 was $3,329,872. See footnotes (1) and (2) to "Security Ownership of Management" under Item 12 for ownership of the General Partner. The interests of Lehman/SDI, Inc., and the Management Employees, in the fee for 1994 were as follows: Lehman/SDI, Inc. $1,791,471; Louis J. Cissone, $76,920; Harold J. Cornelius, $92,304; Joseph M. Corvino, $30,768; Norman V. Edmonson, $384,600; Max W. Hillman, Jr., $92,304; Donald T. Marshall, $599,977; and John
P. McDonnell, $184,608.


CERTAIN BUSINESS RELATIONSHIPS
------------------------------

Mr. Scott is a partner in Morgan, Lewis & Bockius, a law firm that has performed services for the Company during the last fiscal year.

Messrs. Fried and Talerman are officers of Lehman Brothers Inc., which performed investment banking services for the Company during 1994.

Mr. Hoffman is an officer of Legg Mason Wood Walker, Incorporated, which performed investment banking services for the Company during 1994.

The Company proposes to have these firms perform similar services as needed during the current fiscal year.

                                    PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports
--------------------------------------------------------------
          on Form 8-K.
          -----------


          (a)  Documents Filed as a Part of the Report:
               ---------------------------------------

               1.   Financial Statements.
                    --------------------

                    The information concerning financial statements called for by Item 14 of Form 10-K is set forth in Part II, Item 8 of this annual report on Form 10-K.


               2.   Financial Statement Schedules.
                    -----------------------------

                    The information concerning financial statement schedules called for by Item 14 of Form 10-K is set forth in Part II, Item 8 of this annual report on Form 10-K.


               3.   Exhibits, Including Those Incorporated by
                    -----------------------------------------
                    Reference.
                    ---------

                    The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

          Plan of Acquisition, Reorganization, Arrangement,
          Liquidation or Succession

          2.1 Asset Purchase Agreement for the Acquisition of the Assets of the Electrical Products Group
               Divisions of SDI Operating Partners, L.P. by
               Consolidated Electrical Distributors, Inc., dated as of October 4, 1994, as amended. (1) (Exhibit 2.1).

          2.2 Asset Purchase Agreement for the Acquisition of the Assets of the Dorman Products Division of SDI Operating Partners, L.P. by R&B, Inc., dated as of October 5, 1994, as amended.
               (2) (Exhibit 2.1).

          Articles of Incorporation and By-Laws

          3.1  Amended and Restated Agreement of Limited
               Partnership of Sun Distributors L.P. (3) (Exhibit
               3.2; included as Exhibit A to the Prospectus).

           Instruments Defining the Rights of Security Holders, Including Indentures

          4.1 Deposit Agreement (with forms of Class A and Class B Depositary Receipts attached), dated as of February 1, 1987 (4) (Exhibit 4.1).

          4.2   Amendment and Succession Agreement To Deposit
                Agreement, dated as of February 1, 1987
                (5) (Exhibit 4.2)

          4.3 Note Purchase Agreement dated as of December 15, 1992, between SDI Operating Partners, L.P., and Teachers
                Insurance and Annuity Association of America, New York
                Life Insurance Company, New York Life Insurance and Annuity Corporation and Massachusetts Mutual Life Insurance Company.
                (6) (Exhibit 4.1)

          4.4 Partner Guarantee dated as of December 15, 1992, by Sun Distributors L.P. (6) (Exhibit 4.2)

           Material Contracts

         10.1   Forms of Employment Agreements for Management
                Employees.

                *(a) Louis J. Cissone, Joseph M. Corvino, Norman
                     V. Edmonson, Donald T. Marshall and
                     John P. McDonnell. (7) (Exhibit 10.1(a))

                *(b) Harold J. Cornelius. (7) (Exhibit 10.1(b))

                *(c) Max W. Hillman, Jr. (8) (Exhibit 10.1(c))

         10.2   *Form of Amendment of Employment Agreements for
                 Management Employees. (8) (Exhibit 10.2)

         10.3    (a)  Credit Agreement dated December 22, 1992, among CoreStates
                      Bank, N.A., for itself and as agent, The Bank of Nova Scotia, for itself and as co-agent, The Fuji Bank, Limited, SDI Operating Partners, L.P., SDI Partners I, L.P., and Sun Distributors L.P. (6) (Exhibit 10.1)

                 (b)  Amendment No. 1 to Credit Agreement (9) Exhibit 10.3(b)
                 (c)  Amendment No. 2 to Credit Agreement (9) Exhibit 10.3(c)
                 (d)  Amendment No. 3 to Credit Agreement (9) Exhibit 10.3(d)

         10.4   *Sun Distributors Incentive Compensation Plan.
                 (8) (Exhibit 10.5)

         10.5 *Sun Distributors, Inc. Long-Term Performance Award Plan. (As Amended June 1985) (8) (Exhibit 10.6)

         10.6 *SDI Operating Partners, L.P. Deferred Compensation Plan for Division Presidents (As amended September 13, 1993).
                 (9) (Exhibit 10.7)

         10.7 *SDI Operating Partners, L.P. Long-Term Performance
               Share Plan dated January 1, 1994. (9) (Exhibit 10.8)

           Subsidiaries of the Registrant

       **21.1  Subsidiaries

           Financial Data Schedules

       **27.1 Summary financial information as of and for the year ended December 31, 1994.

  ------------------------

               (1) Filed on December 20, 1994, as an exhibit to Form 8-K
                   for events reportable as of December 5, 1994.

               (2) Filed on January 18, 1995, as an exhibit to Form 8-K
                   for events reportable as of January 3, 1995.

               (3) Filed on February 5, 1987, as an exhibit to Amendment
                   No. 2 to Registration Statement No. 33-10613 on Form S-1 and incorporated herein by reference.

               (4) Filed on March 31, 1988, as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1987.

               (5) Filed on March 30, 1992, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1991.

               (6) Filed on January 4, 1993, as an exhibit to Form 8-K
                   for events reportable as of December 22, 1992.

               (7) Filed on April 2, 1990, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1989.

               (8) Filed on March 31, 1993, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1992.

               (9) Filed on March 31, 1994, as an exhibit to Annual Report on
                   Form 10K for the year ended December 31, 1993.




                * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

               **  Filed herewith

      (b)  Reports on Form 8-K.
           -------------------

           The Company filed Form 8-K on October 11, 1994 to report
           Item 5--other events as of October 5, 1994. The event was the issuance of a press release by the registrant announcing
           (1) that agreement had been reached for the sale of its Dorman Products and Electrical Group divisions for an aggregate consideration of approximately $73 million and (2) that the registrant had determined not to pursue other strategic alternatives at this time.

           The Company filed Form 8-K on December 20, 1994 to report
           Item 2--Acquisition or Disposition of Assets and Item 7-- Financial Statements and Exhibits. See Exhibit 2.1 shown above. The financial statements filed with Form 8-K were as follows:

                Pro Forma Consolidated Balance Sheet,
                  September 30, 1994 (Unaudited)

                Pro Forma Consolidated Statement of Income
                  for the Nine Months ended September 30,
                  1994 (Unaudited)

                Pro Forma Consolidated Statement of Income
                  for the Year ended December 31, 1993
                  (Unaudited)

                Notes to Pro Forma Financial Information
                  (Unaudited)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SUN DISTRIBUTORS L.P.

                                 By:  SDI Partners I, L.P.,
                                        General Partner

                                 By:  Lehman/SDI, Inc.,
                                        General Partner



Date:  March 28, 1995            By: /s/ Donald T. Marshall
                                    --------------------------------
                              Title:  Chairman and Chief
                                      Executive Officer



Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Donald T. Marshall and Louis J. Cissone, and each of them, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


  Signature                 Capacity                       Date
  ---------                 --------                       ----



/s/ O. Gordon Brewer, Jr.       Director, Lehman/SDI,      March 28, 1995
------------------------------     Inc.
O. Gordon Brewer, Jr.


/s/ Norman V. Edmonson          Director, Lehman/SDI,      March 28, 1995
------------------------------     Inc.
Norman V. Edmonson

/s/ Eliot M. Fried              Director, Lehman/SDI,      March 28, 1995
------------------------------     Inc.
Eliot M. Fried


/s/ Arnold S. Hoffman           Director, Lehman/SDI,      March 28, 1995
------------------------------     Inc.
Arnold S. Hoffman


/s/ Donald T. Marshall          Director, Lehman/SDI,      March 28, 1995
------------------------------     Inc.
Donald T. Marshall



/s/ Ernest L. Ransome, III      Director, Lehman/SDI,      March 28, 1995
------------------------------     Inc.
Ernest L. Ransome, III


/s/ Donald A. Scott             Director, Lehman/SDI,      March 28, 1995
------------------------------     Inc.
Donald A. Scott


/s/ Henri I. Talerman           Director, Lehman/SDI,      March 28, 1995
------------------------------     Inc.
Henri I. Talerman


/s/ Louis J. Cissone            Principal Financial        March 28, 1995
------------------------------     Officer
Louis J. Cissone


/s/ Joseph M. Corvino           Principal Accounting       March 28, 1995
------------------------------     Officer
Joseph M. Corvino

                                 EXHIBIT INDEX


Exhibit Number
(Referenced to
Item 601 of                                                           Page
Regulation S-K)                Description                            Number
---------------                -----------                            ------


   2.1 Asset Purchase Agreement for the Acquisition of the Assets of the Electrical Products Group Divisions of SDI Operating Partners, L.P. by Consolidated Electrical Distributors, Inc., dated as of October 4, 1994, as amended.
              (1) (Exhibit 2.1).

   2.2 Asset Purchase Agreement for the Acquisition of the Assets of the Dorman Products Division of SDI Operating Partners, L.P. by R&B, Inc., dated as of October 5, 1994, as amended.
              (2) (Exhibit 2.1).

   3.1 Amended and Restated Agreement of Limited Partnership of Sun Distributors L.P. (3) (Exhibit 3.2; included as
              Exhibit A to the Prospectus).

   4.1 Deposit Agreement (with forms of Class A and Class B Depositary Receipts attached), dated as of February 1, 1987 (4) (Exhibit 4.1).

   4.2        Amendment and Succession Agreement To Deposit
              Agreement, dated as of February 1, 1987
              (5) (Exhibit 4.2)

   4.3 Note Purchase Agreement dated as of December 15, 1992, between SDI Operating Partners, L.P., and Teachers Insurance and Annuity Association of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and Massachusetts Mutual Life Insurance Company. (6) (Exhibit 4.1)

   4.4 Partner Guarantee dated as of December 15, 1992, by Sun Distributors L.P. (6) (Exhibit 4.2)

  10.1        Forms of Employment Agreements for Management
              Employees.

               *(a) Louis J. Cissone, Joseph M. Corvino, Norman
                    V. Edmonson, Donald T. Marshall and
                    John P. McDonnell.(7) (Exhibit 10.1(a))

               *(b) Harold J. Cornelius.(7) (Exhibit 10.1(b))

               *(c) Max W. Hillman, Jr. (8) (Exhibit 10.1(c))

Exhibit Number
(Referenced to
Item 601 of                                                           Page
Regulation S-K)                Description                            Number
---------------                -----------                            ------


  10.2        *Form of Amendment of Employment Agreements for
               Management Employees. (8) (Exhibit 10.2)

  10.3             (a) Credit Agreement dated December 22, 1992, among
                       CoreStates Bank, N.A., for itself and as agent, The Bank of Nova Scotia, for itself and as co-agent, The Fuji Bank, Limited, SDI Operating Partners, L.P., SDI Partners I, L.P., and Sun Distributors L.P. (6) (Exhibit 10.1)

                   (b) Amendment No. 1 to Credit Agreement (9)
                       Exhibit 10.3(b)
                   (c) Amendment No. 2 to Credit Agreement (9)
                       Exhibit 10.3(c)
                   (d) Amendment No. 3 to Credit Agreement (9)
                       Exhibit 10.3(d)

  10.4        *Sun Distributors Incentive Compensation Plan.
               (8) (Exhibit 10.5)

  10.5        *Sun Distributors, Inc. Long-Term Performance Award Plan.
               (As Amended June 1985) (8) (Exhibit 10.6)

  10.6        *SDI Operating Partners, L.P. Deferred Compensation Plan
               for Division Presidents (As amended September 13, 1993).
               (9) (Exhibit 10.7)

  10.7        *SDI Operating Partners, L.P. Long-Term Performance
               Share Plan dated January 1, 1994. (9) (Exhibit 10.8)

**21.1      Subsidiaries

**27.1 Summary financial information as of and for the year ended December 31, 1994.

  ------------------------

         (1) Filed on December 20, 1994, as an exhibit to Form 8-K for events reportable as of December 5, 1994.

         (2) Filed on January 18, 1995, as an exhibit to Form 8-K for events reportable as of January 3, 1995.

         (3) Filed on February 5, 1987, as an exhibit to Amendment No. 2 to Registration Statement No. 33-10613 on Form
             S-1 and incorporated herein by reference.

         (4) Filed on March 31, 1988, as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1987.

         (5) Filed on March 30, 1992, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1991.

Exhibit Number
(Referenced to
Item 601 of                                                           Page
Regulation S-K)                Description                            Number
---------------                -----------                            ------


         (6) Filed on January 4, 1993, as an exhibit to Form 8-K for events reportable as of December 22, 1992.

         (7) Filed on April 2, 1990, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1989.

         (8) Filed on March 31, 1993, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1992.

         (9) Filed on March 31, 1994, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1993.



          * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

         **  Filed herewith