Form 10-Q
period 1995-03-31
SUN DISTRIBUTORS L P
filed 1995-05-12
CIK 807396

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1995
                               --------------


Commission file number 1-9375
                       ------


                             Sun Distributors L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            23-2439550
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


        2600 One Logan Square
      Philadelphia, Pennsylvania                                    19103
- ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                (215) 665-3650
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     YES _____     NO   X
                                                                        -----

                             SUN DISTRIBUTORS L.P.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE(S)

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 1995
            (Unaudited), December 31, 1994, and March 31,
            1994 (Unaudited)                                              3

            Consolidated Statements of Income for the three
            months ended March 31, 1995 and 1994 (Unaudited)              4

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 1995 and 1994
            (Unaudited)                                                   5

            Notes to Consolidated Financial Statements (Unaudited)       6-7

    Item 2. Management's Discussion and Analysis of Financial

            Condition and Results of Operations                          8-11

PART II.  OTHER INFORMATION                                              12


SIGNATURES                                                               13

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

               ASSETS
        -----------------------                    MARCH 31, 1995                             MARCH 31, 1994
                                                     (Unaudited)       DECEMBER 31, 1994*       (Unaudited)
                                                   --------------      ------------------     --------------
Current assets:
  Cash and cash equivalents                           $ 11,963             $  4,903             $  2,814
  Accounts and notes receivable, net                    78,495               77,521               90,810
  Inventories                                           86,745               92,653               96,267
  Other current assets                                   6,624                6,703                5,063
                                                      --------             --------             --------
    Total current assets                               183,827              181,780              194,954

Property and equipment, net                             21,079               27,514               29,513
Goodwill                                                44,450               48,458               55,034
Other intangibles                                        1,873                2,477                3,529
Deferred income taxes                                    2,348                2,144                1,485
Other assets                                               735                3,813                  766
                                                      --------             --------             --------
    Total assets                                      $254,312             $266,186             $285,281
                                                      ========             ========             ========

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Current liabilities:
  Accounts payable, trade                              $48,292              $44,435              $56,288
  Notes payable                                          2,116                2,709                3,208
  Current portion of senior notes                        4,795               18,970                5,700
  Current portion of capitalized lease obligations          40                  387                  586
  Distributions payable to partners                      4,901                7,774                1,603
  Accrued expenses:
    Salaries and wages                                   3,966                7,131                4,253
    Interest on senior notes                             2,223                  661                2,811
    Management fee due the general partner                 821                3,330                2,486
    Income and other taxes                               3,693                3,338                3,376
    Other accrued expenses                              15,268               16,985               14,508
                                                      --------             --------             --------
      Total current liabilities                         86,115              105,720               94,819

Senior notes                                            70,330               70,330               89,300
Bank revolving credit                                      ---                  ---               17,000
Capitalized lease obligations                              ---                4,451                4,764
Deferred compensation                                    7,044                6,398                5,855
Other liabilities                                           52                   68                  426
Commitments and contingencies
                                                      --------             --------             --------

      Total liabilities                                163,541              186,967              212,164
                                                      --------             --------             --------

Partners' capital:
  General partner                                          906                  791                  732
  Limited partners:
    Class A interests                                   67,642               67,642               67,642
    Class B interests                                   23,737               12,300                6,257
    Class B interests held in treasury                  (1,514)              (1,514)              (1,514)
                                                      --------             --------             --------
      Total partners capital                            90,771               79,219               73,117
                                                      --------             --------             --------
      Total liabilities and partners capital          $254,312             $266,186             $285,281
                                                      ========             ========             ========

*Reclassified for comparative purposes

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
        (dollars in thousands, except for partnership interest amounts)

                                                   Three Months       Three Months
                                                       Ended              Ended
                                                  March 31, 1995     March 31, 1994
                                                  --------------     --------------
Net sales                                            $154,792           $175,109
Cost of sales                                          93,351            107,652
                                                     --------           --------
   Gross profit                                        61,441             67,457
                                                     --------           --------
Operating expenses:
  Selling, general and administrative expenses         53,682             57,689
  Management fee to general partner                       821                821
  Depreciation                                            913              1,176
  Amortization                                            517                686
                                                     --------           --------
   Total operating expenses                            55,933             60,372
                                                     --------           --------
   Income from operations                               5,508              7,085
Interest income                                           269                 13
Interest expense                                        2,090              2,472
Other expense, net                                       (207)              (385)
Gain on sale of divisions (note 3)                     16,500                --
                                                     --------           --------
    Income before provision for income taxes           19,980              4,241
Provision for income taxes                                118                 76
                                                     --------           --------
    Income before extraordinary loss                   19,862              4,317
Extraordinary loss from early extinguishment
    of debt (note 4)                                     (629)               --
                                                     --------           --------
    Net income                                        $19,233             $4,165
                                                     ========           ========

Net income allocated to partners:
  General partner                                        $192                $42
                                                     --------           --------
  Class A limited partners                             $3,052             $3,052
                                                     --------           --------
  Class B limited partners                            $15,989             $1,071
                                                     --------           --------

Earnings per Limited partnership interest:
    Income before extraordinary loss
     - Class A interest                                  $.27               $.27
     - Class B interest                                  $.77               $.05
    Extraordinary loss
     - Class A interest                                   --                 --
     - Class B interest                                 ($.03)               --
    Net income
     - Class A interest                                  $.27               $.27
     - Class B interest                                  $.74               $.05
Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                              11,099,573         11,099,573
  - Class B interests                              21,675,746         21,675,746

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L. P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                                Three Months       Three Months
                                                                     Ended              Ended
                                                                March 31, 1995     March 31, 1994
                                                                --------------     --------------
Cash flows from operating activities:
  Net income                                                        $19,233            $4,165
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                    1,430             1,862
     Gain on sale of division                                       (16,500)              --
     Extraordinary loss                                                 629               --
     Provision for deferred compensation                                838               492
     Deferred income tax benefit                                       (204)              (75)
     Changes in current operating items:
        Increase in accounts and notes receivable                    (6,337)          (10,804)
        Increase in inventories                                      (2,626)             (650)
        Decrease (increase) in other current assets                    (846)              231
        Increase in accounts payable                                  6,497             5,955
        Increase in accrued interest                                  1,562             2,108
        Decrease in other accrued liabilities                        (7,899)              (76)
     Other items, net                                                   194              (419)
                                                                    -------           -------
    Net cash provided by (used for) operating activities             (4,029)            2,789
                                                                    -------           -------
Cash flows from investing activities:
  Proceeds from sale of division                                     37,786               --
  Capital expenditures                                               (1,059)           (1,189)
  Proceeds from sale of property and equipment                          449               143
  Other, net                                                            (44)              156
                                                                    -------           -------
    Net cash provided by (used for) investing activities             37,132              (890)
                                                                    -------           -------
Cash flows from financing activities:
  Early extinguishment of senior notes                              (14,175)              --
  Borrowings under the bank credit agreement                            --              7,000
  Cash distributions to partners                                    (10,631)           (7,055)
  Prepayment penalties                                                 (629)              --
  Repayments under other credit facilities, net                        (593)             (203)
  Principal payments under capitalized lease obligations                (15)             (154)
                                                                    -------           -------
    Net cash used for financing activities                          (26,043)             (412)
                                                                    -------           -------
Net increase in cash and cash equivalents                             7,060             1,487
Cash and cash equivalents at beginning of period                      4,903             1,327
                                                                    -------           -------
Cash and cash equivalents at end of period                          $11,963            $2,814
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

   The accompanying consolidated financial statements and related notes are unaudited, except for the balance sheet as of December 31, 1994; however, in management's opinion all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of financial position, income and cash flows for the periods shown have been reflected. Results for the interim period are not necessarily indicative of those to be expected for the full year.

   Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to Form 10-Q requirements although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1994.

   2.  Related Party Transaction:

   In March 1995, the Operating Partnership paid the 1994 management fee of $3,330 due the General Partner, SDI Partners I, L.P. (the "GP").

   3.  Gain on Sale of Division:

   On January 3, 1995, the Operating Partnership sold certain assets of Dorman Product for a cash consideration, net of expenses, of approximately $35,500 (subject to certain post-closing adjustments) and the assumption of certain liabilities. The Operating Partnership recorded a gain on the sale in the amount of $16,500 or $.75 per Class B interest included in the consolidated statement of income for the three months ended March 31, 1995. The aggregate assets sold, net of liabilities, in connection with the sale of Dorman Products was approximately $19,000.

   4.  Extraordinary Loss:

   During the first quarter of 1995, the Company recorded an extraordinary loss of $629 or approximately $.03 per Class B limited partnership interest due to early extinguishment of a portion of the Company's Series A 9.08% and Series B 8.44% senior notes. The extraordinary loss consists entirely of prepayment penalties. (See Note 5, Lines of of Credit and Long-Term Debt).

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


   5.  Lines of Credit and Long-Term Debt:

   As of March 31, 1995, the Operating Partnership had $39,774 available under its $50,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The Company had no bank borrowings outstanding at March 31, 1995 under the Bank Credit Agreement. The $10,226 outstanding under the Bank Credit Agreement represented letter of credit commitments only.

   The Operating Partnership has other confirmed credit facilities available in the amount of $500 for letter of credit commitments. As of March 31, 1995, there were no letters of credits issued under this facility. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit for working capital purposes of which $290 USD was outstanding at March 31, 1995.

   In connection with the sale of the Electrical Group divisions in December 1994 and the Dorman Products division in January 1995, the Operating Partnership was required to offer the holders of its senior notes prepayment in the amount of $14,175 which the noteholders accepted. Prepayment of the senior notes was made on March 14, 1995, including accrued interest thereon of $360 and a prepayment penalty of $629. (See Note 4 - Extraordinary Loss.)


   6.  Contingencies:

   Certain legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cashflows of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

Results of Operations

    Three Months Ended March 31, 1995 and March 31, 1994
    ----------------------------------------------------

First quarter 1995 net income of $19.2 million included a $16.5 million gain from the sale of the Company's Dorman Products division on January 3, 1995 and an extraordinary loss of $.6 million related to the early extinguishment of debt. Net income increased $.2 million or 5.9% from the amount earned in the prior year quarter of $4.2 million, excluding these items and first quarter 1994 income from divisions sold (Dorman and the Electrical Group divisions sold in December 1994).

First quarter sales were $154.8 million compared with $175.1 million recorded in the prior year period. Excluding $34.6 million in 1994 sales from the aforementioned divisions sold, net sales increased $14.3 million or 10.2% from the first quarter of 1994. 1995 sales results reflect internal growth strategies developed in the early '90's and continued economic expansion across
all of the Company's product markets.    The change in sales by product group
excluding divisions sold are as follows:

                                                    Sales Increase (Decrease)
                                                    -------------------------
                                                    Amount               %
                                                    ------               -
    Fluid Power Products Group                       7.9  million      12.6%
    Maintenance Products Group                       5.7  million      13.6%
    Sun Inventory Management Company ("SIMCO")        .8  million      15.8%
    Glass Products Group                             (.1) million       (.5)%

The sales decline in the Glass Products group is attributable to the discontinuation of certain product lines and markets served resulting in a sales reduction of $1.3 million from the prior year quarter. On a comparable basis, sales increased $1.2 million or 4.0% in the Glass Products group.

Total cost of sales for the first quarter of 1995 decreased $14.3 million or 13.3% from the comparable quarter in 1994 due primarily to the aforementioned divisions sold. Excluding 1994 cost of sales from divisions sold, cost of goods sold increased $8.9 million or 10.6% due primarily to increased sales levels in the comparison period.

Gross margins in the first quarter of 1995 were 39.7% compared with 38.5% in the 1994 period. The increase is due mainly to the divestiture of Dorman and the Electrical Group divisions which, in the aggregate, earned gross margins lower than that of the Company on a consolidated basis.

A comparative summary of gross margins by product group, excluding divisions sold, is as follows:

                                                 1st Quarter
                                              ------------------
                                              1995         1994
                                              -----        -----
        Maintenance Products Group            64.6%        64.6%
        Glass Products Group                  32.7%        34.1%
        Fluid Power Products Group            27.0%        27.3%
        SIMCO Division                        26.0%        26.7%

Excluding the divisions sold, gross margins were 39.7% in the first quarter of 1995 compared to 39.9% in the comparable period in 1994. The decrease is due primarily to changes in sales mix in the Glass Products group.

Total selling, general and administrative ("S,G&A") expenses decreased $4.0 million or 6.9% during the three months ended March 31, 1995, compared with the first quarter of 1994. Excluding divisions sold, SG&A expenses increased by $6.0 million or 12.6% from the first quarter of 1994, comprised as follows: increased selling expenses of $3.2 million or 14.8%, increased warehouse and delivery expenses of $1.0 million or 10.8% and increased general and administrative expenses of $1.8 million or 10.8%. The increase in SG&A expenses supports increased 1995 sales levels and expansion programs by certain operating units.

S,G&A expenses, excluding divestitures, as a percentage of sales were as follows in the first quarter of 1995 and 1994:

                                               1st Quarter
                                             ---------------
                                              1995     1994
                                             ------    -----
    Selling Expenses                         16.0%     15.4%
    Warehouse and Delivery Expenses           6.3%      6.3%
    General and Administrative Expenses      12.4%     12.2%
                                             ----      ----
        Total S,G&A Expenses                 34.7%     33.9%
                                             ====      ====

The increase in S,G&A as a percentage of sales is due mainly to increased sales-persons support payments, incentive programs and marketing efforts.

As calculated in accordance with the partnership agreement, the management fee due the General Partner (the "GP") annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

Depreciation expense decreased $.3 million in the comparison period due primarily to a reduction in the depreciable fixed asset base as a result of the divestiture of Dorman Products and the Electrical Group divisions.

Amortization expense decreased $.2 million in the comparison period due primarily to a reduction in goodwill and other intangible assets as a result of the divisions sold.

Interest income increased $.3 million in the comparison period due primarily to investment of surplus cash generated from the sale of operating divisions previously mentioned.

Interest expense decreased $.4 million in the comparison period due primarily to reduced borrowing levels under the Company's revolving credit facility aggregating $.2 million of interest expense savings and the prepayment of senior notes on March 14, 1995 in the amount of $14.2 million which resulted in $.2 million of interest expense savings.

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

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.27 per Class A limited partnership interest for the quarter ended March 31, 1995 and March 31, 1994; and $.74 of income per Class B limited partnership interest in the first quarter of 1995, compared with $.05 of income per Class B limited partnership interest in 1994. The first quarter 1995 results include the gain from sale of the Dorman Products division of $.75 per Class B interest and the extraordinary loss of $.03 per Class B interest.

Excluding the extraordinary loss related to the early extinguishment of debt and the gain on the sale of Dorman Products division, income per Class B limited partnership interest amounted to $.01 in the first quarter of 1995 compared with $.05 in the first quarter of 1994.


Liquidity and Capital Resources
- -------------------------------

Net cash used in operations during the first quarter of 1995 was $4.0 million, compared with net cash provided by operations in the 1994 first quarter of $2.8 million, a difference of $6.8 million. The change was due primarily to increased working capital reinvestment in operations in the comparison period of approximately $6.4 million. The Company's net interest coverage ratio (earnings before interest, taxes, gain from the sale of Dorman and the extraordinary loss over net interest expense) improved to 2.91 in the first quarter of 1995 from
2.72 in the comparable prior year period.

The Company's cash position of $12.0 million as of March 31, 1995, increased $7.1 million from the balance at December 31, 1994. Cash was provided during this period primarily from proceeds from the sale of Dorman Products in the amount of $37.8 million. Cash was used during the three months ended March 31, 1995, primarily by operations ($4 million), debt repayment ($14.8 million), capital expenditures ($1.1 million) and distributions to general and limited partners ($10.6 million).

The Company's working capital position of $97.7 million at March 31, 1995, represented an increase of $21.7 million from the December 31, 1994 level of $76.0 million. The increase is primarily attributable to the increased cash balance of $7.1 million, reinvestment in working capital of $8.9 million, a decrease in distributions payable to partners of $2.8 million and repayment of the current portion of senior notes in the amount of $14.2 million less working capital related to the sale of Dorman Products aggregating $11.3 million. The Company's current ratio increased to 2.13 at March 31, 1995 from the December 31, 1994, level of 1.71.

The Company's financial position has strengthened as a result of the sale of its Dorman Products and Electrical Group divisions. As of March 31, 1995, the Company's total debt as a percentage of its consolidated capitalization is 46% compared with 62% at March 31, 1994.

The Company anticipates spending approximately $3.5 million for capital expenditures for the full year 1995, primarily for machinery and equipment.

As of March 31, 1995, the Operating Partnership had $39.8 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The Company had no bank borrowings outstanding at March 31, 1995 under the Bank Credit Agreement. The $10.2 million outstanding under the Bank Credit Agreement represented letter of credit commitments only. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $.3 million USD was outstanding at March 31, 1995.

In accordance with its Senior Note and Bank Credit Agreements, the Company was not permitted to make acquisitions in 1994. Management intends to resume its acquisition strategy in 1995, with permissible spending up to $15.0 million in the aggregate to complement internal growth. The acquisition program will be concentrated on fluid power and glass.

Proceeds from the sale of the operating divisions described previously will be used to reduce debt and for general Company purposes including acquisitions for integration with its remaining three product groups and possible repurchase of limited partnership interests. On March 14, 1995, the Company prepaid a portion of its senior notes in the amount of $14.2 million, including accrued interest thereon of $.4 million and a make-whole penalty of $.6 million.

The taxable gain from sale of the Dorman Products division will be allocated entirely to Class B Interest holders of record on December 30, 1994, which is currently estimated at approximately $.80 per Class B Interest. Related to the sale, the Partnership paid a partial tax distribution on April 10, 1995 to Class B holders of record as of December 30, 1994, in the amount of $.15 per Class B Interest. The remaining balance of the tax distribution will be paid on March 31, 1996, upon determination of the taxable gain for 1995 federal income tax purposes.

Certain legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cashflows of the Company.

                                    PART II


                               OTHER INFORMATION



Items 1-5 - None
- ----------------

Item 6 - Exhibits and Other Reports on Form 8-K
- -----------------------------------------------

  Instruments Defining the Rights of Security Holders,
  Including Indentures

4.1 Amendment Nos. 1 and 2 to Note Purchase Agreement


  Material Contracts

10.1 Amendment No. 4 to Credit Agreement

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SUN DISTRIBUTORS L.P.



BY: /s/ LOUIS J. CISSONE          BY: /s/ JOSEPH M. CORVINO
    ____________________________      ___________________________
    Louis J. Cissone                  Joseph M. Corvino
    Senior Vice President and         Vice President and Controller
    Chief Financial Officer
                                      (Chief Accounting Officer)

DATE:  May 12, 1995