Form 10-Q
period 1995-06-30
SUN DISTRIBUTORS L P
filed 1995-08-14
CIK 807396

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended JUNE 30, 1995
                               -------------


Commission file number 1-9375
                       ------


                             SUN DISTRIBUTORS L.P.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                          23-2439550
-------------------------------                        ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification No.)


       2600 ONE LOGAN SQUARE
       PHILADELPHIA, PENNSYLVANIA                                       19103
-----------------------------------------                           ------------
(Address of principal executive offices)                        (Zip Code)


                                (215) 665-3650
                ------------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed from last report)



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



               Consolidated Balance Sheets as of June 30, 1995
               (Unaudited), December 31, 1994, and June 30, 1994
               (Unaudited)                                               3

               Consolidated Statements of Income for
               the Three Months ended June 30, 1995 and 1994
               (Unaudited)                                               4

               Consolidated Statements of Income for
               the Six Months ended June 30, 1995 and 1994
               (Unaudited)                                               5

               Consolidated Statements of Cash Flows
               for the Three Months ended June 30, 1995 and 1994
               (Unaudited)                                               6

               Consolidated Statements of Cash Flows
               for the Six Months ended June 30, 1995 and 1994
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


                                      2                    Page 2 of 17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

            ASSETS
        --------------
                                                                         JUNE 30, 1995                         JUNE 30, 1994
                                                                         (Unaudited)      DECEMBER 31, 1994*   (Unaudited)
                                                                         -----------      ------------------   -----------
Current assets:
  Cash and cash equivalents                                                 $4,965              $4,903           $2,977
  Accounts and notes receivable, net                                        83,012              77,521           96,909
  Inventories                                                               88,096              92,653           97,094
  Other current assets                                                       6,699               6,703            4,895
                                                                          ----------          ---------        ---------
      Total current assets                                                 182,772             181,780          201,875

Property and equipment, net                                                 21,537              27,514           29,238
Goodwill                                                                    44,174              48,458           54,623
Other intangibles                                                            1,684               2,477            3,245
Deferred income taxes                                                        2,628               2,144            1,729
Other assets                                                                   674               3,813            1,576
                                                                          ---------           ---------        ---------
      Total assets                                                        $253,469            $266,186         $292,286
                                                                          =========           =========        =========
           LIABILITIES AND PARTNERS' CAPITAL
     --------------------------------------------
Current liabilities:
  Accounts payable                                                         $47,187             $44,435          $58,162
  Notes payable                                                              1,937               2,709            2,450
  Current portion of senior notes                                            4,795              18,970            5,700
  Current portion of capitalized lease obligations                              25                 387              549
  Distributions payable to partners                                          1,649               7,774            1,625
  Accrued expenses:
    Salaries and wages                                                       4,533               7,131            5,810
    Interest on senior notes                                                   556                 661              703
    Management fee due the general partner                                   1,651               3,330            1,651
    Income and other taxes                                                   3,249               3,338            3,260
    Other accrued expenses                                                  15,398              16,985           14,630
                                                                          ---------           ---------        ---------
      Total current liabilities                                             80,980             105,720           94,540
Senior notes                                                                70,330              70,330           89,300
Bank revolving credit                                                          ---                 ---           20,000
Capitalized lease obligations                                                  ---               4,451            4,647
Deferred compensation                                                        7,171               6,398            6,216
Other liabilities                                                              238                  68              837
                                                                          ---------           ---------        ---------
      Total liabilities                                                    158,719             186,967          215,540
                                                                          ---------           ---------        ---------
Commitments and contingencies
Partners' capital:
  General partner                                                              946                 791              768
  Limited partners:
    Class A interests                                                       67,642              67,642           67,642
    Class B interests                                                       27,676              12,300            9,850
    Class B interests held in treasury                                      (1,514)             (1,514)          (1,514)
                                                                          ---------           ---------        ---------
      Total partners' capital                                               94,750              79,219           76,746
                                                                          ---------           ---------        ---------
      Total liabilities and partners' capital                             $253,469            $266,186         $292,286
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

*Reclassified for comparative purposes


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      3                             Page 3 of 17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
        (dollars in thousands, except for partnership interest amounts)



                                                   Three Months          Three Months
                                                       Ended                 Ended
                                                  June 30, 1995         June 30, 1994
                                                  -------------         -------------

Net sales                                            $163,820              $189,360
Cost of sales                                          97,918               117,341
                                                   ----------            ----------
   Gross profit                                        65,902                72,019
                                                   ----------            ----------
Operating expenses:
  Selling, general and administrative expenses         53,341                58,824
  Management fee to general partner                       830                   830
  Depreciation                                            927                 1,181
  Amortization                                            498                   663
                                                   ----------            ----------
   Total operating expenses                            55,596                61,498
                                                   ----------            ----------
   Income from operations                              10,306                10,521

Interest income                                            32                    14
Interest expense                                        1,779                 2,576
Other income (expense), net                              (126)                   58
                                                   ----------            ----------
    Income before provision for income taxes            8,433                 8,017

Provision (credit) for income taxes                        56                    (9)
                                                  -----------           -----------
    Net income                                         $8,377                $8,026
                                                  ===========           ===========


Net income allocated to partners:
  General partner                                         $84                   $80
                                                   ----------            ----------
  Class A limited partners                             $3,053                $3,053
                                                   ----------            ----------
  Class B limited partners                             $5,240                $4,893
                                                   ----------            ----------



Earnings per Limited partnership interest:
     - Class A interest                                 $0.28                 $0.28
     - Class B interest                                 $0.24                 $0.23



Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                              11,099,573            11,099,573
  - Class B interests                              21,675,746            21,675,746

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       4

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
        (dollars in thousands, except for partnership interest amounts)

                                                   Six Months            Six Months
                                                     Ended                 Ended
                                                 June 30, 1995         June 30, 1994
                                                 -------------        --------------

Net sales                                            $318,612              $364,469
Cost of sales                                         191,269               224,993
                                                   ----------            ----------
   Gross profit                                       127,343               139,476
                                                   ----------            ----------
Operating expenses:
  Selling, general and administrative expenses        107,023               116,513
  Management fee to general partner                     1,651                 1,651
  Depreciation                                          1,840                 2,357
  Amortization                                          1,015                 1,349
                                                   ----------            ----------
  Total operating expenses                            111,529               121,870
                                                   ----------            ----------
  Income from operations                               15,814                17,606

Interest income                                           301                    27
Interest expense                                        3,869                 5,048
Other expense, net                                       (333)                 (327)
Gain on sale of division (note 3)                      16,500                  --
                                                   ----------            ----------
  Income before provision for income taxes             28,413                12,258

Provision for income taxes                                174                    67
                                                   ----------            ----------
  Income before extraordinary loss                     28,239                12,191

Extraordinary loss from early extinguishment
  of debt (note 4)                                       (629)                 --
                                                  -----------            ----------
  Net income                                          $27,610               $12,191
                                                  ===========            ==========

Net income allocated to partners:
 General partner                                         $276                  $122
                                                   ----------            ----------
 Class A limited partners                              $6,105                $6,105
                                                   ----------            ----------
 Class B limited partners                             $21,229                $5,964
                                                   ----------            ----------

Earnings per Limited partnership interest:

  Income before extraordinary loss
    - Class A interest                                  $0.55                 $0.55
    - Class B interest                                  $1.01                 $0.28

   Extraordinary loss
    - Class A interest                                   --                    --
    - Class B interest                                 ($0.03)                 --

   Net income
    - Class A interest                                  $0.55                 $0.55
    - Class B interest                                  $0.98                 $0.28

Weighted average number of outstanding
 limited partnership interests:
  - Class A interests                              11,099,573            11,099,573
  - Class B interests                              21,675,746            21,675,746

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       5

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                                         Three Months                Three Months
                                                                             Ended                       Ended
                                                                         June 30, 1995               June 30, 1994*
                                                                        ---------------             ----------------
Cash flows from operating activities:
  Net income                                                                $8,377                       $8,026
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           1,425                        1,844
     Provision for deferred compensation                                       419                          904
     Deferred income tax benefit                                              (280)                        (244)
     Changes in current operating items:
        Increase in accounts and notes receivable                           (4,517)                      (6,099)
        Increase in inventories                                             (1,351)                        (827)
        Decrease (increase) in other current assets                            (75)                         168
        Increase (decrease) in accounts payable                             (1,105)                       1,874
        Decrease in accrued interest                                        (1,667)                      (2,108)
        Increase in other accrued liabilities                                  791                          728
     Other items, net                                                          230                         (854)
                                                                           -------                      -------
    Net cash provided by operating activities                                2,247                        3,412
                                                                           -------                      -------
Cash flows from investing activities:
  Capital expenditures                                                      (1,619)                      (1,004)
  Proceeds from sale of property and equipment                                 267                           61
  Other, net                                                                    (5)                          25
                                                                           -------                      -------
    Net cash used for investing activities                                  (1,357)                        (918)
                                                                           -------                      -------
Cash flows from financing activities:
  Borrowings under the bank credit agreement                                   ---                        3,000
  Cash distributions to partners                                            (7,694)                      (4,419)
  Repayments under other credit facilities, net                               (179)                        (758)
  Principal payments under capitalized lease obligations                       (15)                        (154)
                                                                           -------                      -------
    Net cash used for financing activities                                  (7,888)                      (2,331)
                                                                           -------                      -------
Net increase (decrease) in cash and cash equivalents                        (6,998)                         163

Cash and cash equivalents at beginning of period                            11,963                        2,814
                                                                           -------                      -------
Cash and cash equivalents at end of period                                  $4,965                       $2,977
                                                                         =========                   ==========

* Reclassified for comparative purposes


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    6                              Page 6 of 17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                                                    Six Months                    Six Months
                                                                                      Ended                          Ended
                                                                                   June 30, 1995                 June 30, 1994*
                                                                                   -------------                 --------------
Cash flows from operating activities:
  Net income                                                                            $27,610                       $12,191
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                                        2,855                         3,706
     Gain on sale of division                                                           (16,500)                          ---
     Extraordinary loss                                                                     629                           ---
     Provision for deferred compensation                                                  1,257                         1,396
     Deferred income tax benefit                                                           (484)                         (319)
     Changes in current operating items:
        Increase in accounts and notes receivable                                       (10,854)                      (16,903)
        Increase in inventories                                                          (3,977)                       (1,477)
        Decrease (increase) in other current assets                                        (921)                          399
        Increase in accounts payable                                                      5,392                         7,829
        Decrease in accrued interest                                                       (105)                          ---
        Increase (decrease) in other accrued liabilities                                 (7,108)                          652
     Other items, net                                                                       424                        (1,273)
                                                                                        --------                      --------
    Net cash provided by (used for) operating activities                                 (1,782)                        6,201
                                                                                        --------                      --------
Cash flows from investing activities:
  Proceeds from sale of division                                                         37,786                           ---
  Proceeds from sale of property and equipment                                              716                           204
  Capital expenditures                                                                   (2,678)                       (2,193)
  Other, net                                                                                (49)                          181
                                                                                        --------                      --------
    Net cash provided by (used for) investing activities                                 35,775                        (1,808)
                                                                                        --------                      --------
Cash flows from financing activities:
  Early extinguishment of senior notes                                                  (14,175)                          ---
  Borrowings under the bank credit agreement                                                ---                        10,000
  Cash distributions to partners                                                        (18,325)                      (11,474)
  Prepayment penalty                                                                       (629)                          ---
  Repayments under other credit facilities, net                                            (772)                         (961)
  Principal payments under capitalized lease obligations                                    (30)                         (308)
                                                                                        --------                      --------
    Net cash used for financing activities                                              (33,931)                       (2,743)
                                                                                        --------                      --------
Net increase in cash and cash equivalents                                                    62                         1,650

Cash and cash equivalents at beginning of period                                          4,903                         1,327
                                                                                        --------                      --------
Cash and cash equivalents at end of period                                               $4,965                        $2,977
                                                                                        ========                      ========


* Reclassified for comparative purposes


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

2.  Related Party Transaction:

In March 1995, the Operating Partnership paid the 1994 management fee of $3,330 due the General Partner, SDI Partners I, L.P. (the "GP").

3.  Gain on Sale of Division:

On January 3, 1995, the Operating Partnership sold certain assets of Dorman Products for a cash consideration, net of expenses, of approximately $35,500 (subject to certain post-closing adjustments) and the assumption of certain liabilities. The Operating Partnership recorded a gain on the sale in the amount of $16,500 or $.75 per Class B interest included in the consolidated statement of income for the six months ended June 30, 1995. The aggregate assets sold, net of liabilities, in connection with the sale of Dorman Products was approximately $19,000.

4. Extraordinary Loss:

During the first quarter of 1995, the Company recorded an extraordinary loss of $629 or approximately $.03 per Class B limited partnership interest due to a prepayment penalty related to early extinguishment of a portion of the Operating Partnership's Series A 9.08% and Series B 8.44% senior notes. (See Note 5, Lines of Credit and Long-Term Debt).

                                       8                  Page 8 of 17

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


5.  Lines of Credit and Long-Term Debt:

As of June 30, 1995, the Operating Partnership had $39,471 available under its $50,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The Company had no bank borrowings outstanding at June 30, 1995 under the Bank Credit Agreement. The $10,529 outstanding under the Bank Credit Agreement represented letter of credit commitments only.

The Operating Partnership has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of June 30, 1995. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit for working capital purposes of which $342 USD was outstanding at June 30, 1995.

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

                                       9                 Page 9 of 17

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
     --------------------------------------------------

Net income amounted to $8.4 million in the second quarter of 1995, 4.4% above the $8.0 million earned in the second quarter of 1994. Excluding income contributions from divisions sold in 1994 (Dorman Products on January 3, 1995 and the Electrical Group divisions in December 1994), second quarter 1995 net income increased $1.8 million or $26.4% from the comparable 1994 quarter. This income growth is a result of internal growth strategies and continued economic expansion across most of the Company's product markets.

Second quarter sales were $163.8 million compared with $189.4 million recorded in the prior year period. Excluding $37.7 million in 1994 sales from divisions sold, net sales increased 8.0% from the second quarter of 1994. Sales results in 1995 reflect internal growth strategies and continued economic expansion across most of the Company's product markets. The change in sales by product group excluding divisions sold are as follows:

                                               SALES INCREASE (DECREASE)
                                               -------------------------
                                                  AMOUNT           %
                                                  ------           -

     Technology Services (Fluid Power) Group      8.5  million    12.8%
     Maintenance Products Group                   4.5  million     9.6%
     Sun Inventory Management Company ("SIMCO")    .4  million     7.5%
     Glass Products Group                        (1.2) million    (3.6)%

The sales decline in the Glass Products Group is attributable to the discontinuation of certain product lines and markets served resulting in a sales reduction of $1.6 million from the prior year quarter. On a comparable basis, sales increased $.4 million or 1.4% in the Glass Products Group.

Total cost of sales for the second quarter of 1995 decreased $19.4 million or 16.6% from the comparable quarter in 1994 due primarily to the aforementioned divisions sold. Excluding 1994 cost of sales from divisions sold, cost of goods sold increased $6.9 million or 7.6% due primarily to increased sales levels in the comparison period.

Gross margins in the second quarter of 1995 were 40.2% compared with 38.0% in the 1994 period. The increase is due mainly to the divestiture of Dorman and the Electrical Group divisions which, in the aggregate, earned gross margins lower than that of the Company on a consolidated basis.

A comparative summary of gross margins by product group, excluding divisions sold, is as follows:

                                                       2ND QUARTER
                                                       -----------
                                                   1995          1994
                                                   ----          ----
     Maintenance Products Group                    63.9%         63.6%
     Glass Products Group                          35.5%         34.8%
     Technology Services (Fluid Power) Group       27.0%         27.1%
     SIMCO Division                                24.8%         25.7%

Excluding the divisions sold, gross margins were 40.2% in the second quarter of 1995 compared to 40.0% in the comparable period in 1994.

                                     10                           Page 10 of 17

Total selling, general and administrative ("S,G&A") expenses decreased $5.5 million or 9.3% during the three months ended June 30, 1995, compared with the second quarter of 1994. Excluding divisions sold in 1994, expenses increased by $4.1 million or 8.4% from the second quarter of 1994, comprised as follows: increased selling expenses of $2.4 million or 10.4%, increased warehouse and delivery expenses of $1.1 million or 12.8% and increased general and administrative expenses of $.6 million or 3.6%. The increase in SG&A expenses supports increased 1995 sales levels and expansion programs by certain operating units.

S,G&A expenses, excluding divestitures, as a percentage of sales were as follows in the second quarter of 1995 and 1994:

                                                2ND QUARTER
                                                -----------
                                            1995          1994
                                            ----          ----

    Selling Expenses                        15.4%         15.1%
    Warehouse and Delivery Expenses          6.1%          5.8%
    General and Administrative Expenses     11.1%         11.5%
                                            ----          ----
        Total S,G&A Expenses                32.6%         32.4%
                                            ----          ----

The increase in S,G&A as a percentage of sales is due mainly to increased support payments, incentive programs and marketing efforts for the sales force.

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

Interest expense decreased $.8 million in the comparison period due primarily to interest expense savings of approximately $.4 million from prepayment of senior notes on March 14, 1995, and reduced borrowing levels under the Company's revolving credit facility which aggregated $.3 million of interest expense savings.

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

                                     11                            Page 11 of 17

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.28 per Class A limited partnership interest for the quarter ended June 30, 1995 and June 30, 1994; and $.24 of income per Class B limited partnership interest in the second quarter of 1995, compared with $.23 of income per Class B limited partnership interest in 1994 which included income contributions from divisions sold of approximately $.06 per Class B interest.


     SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
     ------------------------------------------------

Net income of $27.6 million for the first six months of 1995 included a $16.5 million gain from the sale of the Company's Dorman Products division in January 1995 and an extraordinary loss of $.6 million related to the early extinguishment of debt. Net income increased $1.9 million or 19.8% from the amount earned in the first six months of 1994 of $9.8 million, excluding these items and 1994 income from divisions sold (Dorman and the Electrical Group divisions sold in December 1994).

Net sales for the first six months of 1995 were $318.6 million compared with $364.5 million recorded in the prior year period. Excluding $72.3 million in 1994 sales from the aforementioned divisions sold, net sales increased $26.4 million or 9.0% from the comparable 1994 period. Sales results in 1995 reflect internal growth strategies and continued economic expansion across most of the
Company's product markets.    The change in sales by product group excluding
divisions sold are as follows:

                                               SALES INCREASE (DECREASE)
                                               -------------------------
                                                  AMOUNT           %
                                                  ------           -

     Technology Services (Fluid Power) Group     16.4  million    12.7%
     Maintenance Products Group                  10.2  million    11.5%
     SIMCO Division                               1.2  million    11.6%
     Glass Products Group                        (1.4) million    (2.1)%

The sales decline in the Glass Products group is attributable to the discontinuation of certain product lines and markets served resulting in a sales reduction of $3.0 million from the prior year period. On a comparable basis, sales increased $1.6 million or 2.7% in the Glass Products group.

Total cost of sales for the first six months of 1995 decreased $33.7 million or 15.0% from the comparable 1994 period due primarily to the aforementioned divisions sold. Excluding 1994 cost of sales from divisions sold, cost of goods sold increased $15.9 million or 9.0% due primarily to increased sales levels in the comparison period.

Gross margins in the first six months of 1995 were 40.0% compared with 38.3% in the 1994 period. The increase is due mainly to the divestiture of Dorman and the Electrical Group divisions which, in the aggregate, earned gross margins lower than that of the Company on a consolidated basis.

                                     12                            Page 12 of 17

A comparative summary of gross margins by product group, excluding divisions sold, is as follows:

                                                         SIX MONTHS
                                                         ----------
                                                     1995           1994
                                                     ----           ----
          Maintenance Products Group                 64.2%          64.1%
          Glass Products Group                       34.1%          34.5%
          Technology Services (Fluid Power) Group    27.0%          27.2%
          SIMCO Division                             25.4%          26.2%

Excluding the divisions sold, gross margins were about 40.0% in both comparison periods.

Total S,G&A expenses decreased $9.5 million or 8.1% during the six months ended June 30, 1995, compared with the first six months of 1994. Excluding divisions sold, SG&A expenses increased by $10.1 million or 10.5% from the first six months of 1994, comprised as follows: increased selling expenses of $5.6 million or 12.5%, increased warehouse and delivery expenses of $2.1 million or 11.8% and increased general and administrative expenses of $2.5 million or 7.2%. The increase in SG&A expenses supports increased 1995 sales levels and expansion programs by certain operating units.

S,G&A expenses, excluding divestitures, as a percentage of sales were as follows in the first six months of 1995 and 1994:

                                                  SIX MONTHS
                                                  ----------
                                              1995          1994
                                              ----          ----
     Selling Expenses                         15.7%         15.2%
     Warehouse and Delivery Expenses           6.2%          6.1%
     General and Administrative Expenses      11.7%         11.9%
                                              ----          ----
          Total S,G&A Expenses                33.6%         33.2%
                                              ----          ----

The increase in S,G&A as a percentage of sales is due mainly to increased support payments, incentive programs and marketing efforts for the sales force.

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

Amortization expense decreased $.3 million in the comparison period due primarily to a reduction in goodwill and other intangible assets as a result of the divisions sold.

Interest income increased $.3 million in the comparison period due primarily to investment of surplus cash generated from sale of the aforementioned operating divisions.

Interest expense decreased $1.2 million in the comparison period due primarily to the prepayment of senior notes on March 14, 1995 in the amount of $14.2 million which resulted in $.6 million of interest expense savings and reduced borrowing levels under the Company's revolving credit facililty aggregating $.5 million of interest expense savings.

                                     13                            Page 13 of 17

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

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.55 per Class A limited partnership interest for the six months ended June 30, 1995 and June 30, 1994; and $.98 of income per Class B limited partnership interest in the first six months of 1995, compared with $.28 of income per Class B limited partnership interest in 1994. The first six months 1995 results include the gain from sale of the Dorman Products division of $.75 per Class B interest and the extraordinary loss of $.03 per Class B interest.

Excluding the extraordinary loss related to the early extinguishment of debt and the gain on the sale of Dorman Products division, income per Class B limited partnership interest amounted to $.26 in the first six months of 1995 compared with $.28 in the first six months of 1994. Results in 1994 included income contributions from the aforementioned divisions sold of approximately $.11 per Class B interest.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash used in operations during the first six months of 1995 was $1.8 million, compared with net cash provided by operations in the first six months of 1994 of $6.2 million, a difference of $8.0 million. The change was due primarily to increased working capital reinvestment in operations in the comparison period. The Company's net interest coverage ratio (earnings before interest, taxes, gain from the sale of Dorman and the extraordinary loss over net interest expense) improved to 4.34 in the first half of 1995 from 3.44 in the comparable prior year period.

The Company's cash position of $5.0 million as of June 30, 1995, increased $.1 million from the balance at December 31, 1994. Cash was provided during this period primarily from proceeds from the sale of Dorman Products in the amount of $37.8 million. Cash was used during the six months ended June 30, 1995, primarily for distributions to general and limited partners ($18.3 million), debt repayment ($14.9 million), capital expenditures ($2.7 million) and for operations ($1.8 million).

The Company's working capital position of $101.8 million at June 30, 1995, represented an increase of $25.7 million from the December 31, 1994 level of $76.1 million. The increase is primarily attributable to reinvestment in working capital of $15.0 million from the December 31, 1994 level, repayment of the current portion of senior notes in the amount of $14.2 million, a decrease in distributions payable to partners of $6.1 million, and a decrease in management fee payable to the GP of $1.7 million, less working capital related to the sale of Dorman Products aggregating $11.3 million. The Company's current ratio increased to 2.26 at June 30, 1995 from the December 31, 1994, level of 1.72.



                                     14                            Page 14 of 17

The Company's financial position has strengthened as a result of the sale of its Dorman Products and Electrical Group divisions. On March 14, 1995, the Company prepaid a portion of its senior notes in the amount of $14.2 million, including accrued interest thereon of $.4 million and a make-whole penalty of $.6 million. As of June 30, 1995, the Company's total debt as a percentage of its consolidated capitalization is 45% compared with 62% at June 30, 1994.

The Company anticipates spending approximately $4.0 million for capital expenditures for the full year 1995, primarily for machinery and equipment.

As of June 30, 1995, the Operating Partnership had $39.5 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The Company had no bank borrowings outstanding at June 30, 1995 under the Bank Credit Agreement. The $10.5 million outstanding under the Bank Credit Agreement represented letter of credit commitments only. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $.3 million USD was outstanding at June 30, 1995.

In accordance with its Senior Note and Bank Credit Agreements, the Company was not permitted to make acquisitions in 1994. Management has resumed its acquisition strategy in 1995, with permissible spending up to $15.0 million in the aggregate to complement internal growth. The acquisition program will be concentrated in the areas of technology services (fluid power) and glass products.

The taxable gain in 1995 from sale of the Dorman Products division will be allocated entirely to Class B Interest holders of record on December 30, 1994, which is currently estimated at approximately $.80 per Class B Interest. Related to the sale, the Partnership paid a partial tax distribution on April 10, 1995 to Class B holders of record as of December 30, 1994, in the amount of $.15 per Class B Interest. The remaining balance of the tax distribution will be paid on March 31, 1996, upon determination of the taxable gain for 1995 federal income tax purposes.

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



               NONE



























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



                             SUN DISTRIBUTORS L.P.






BY: /s/ LOUIS J. CISSONE                BY: /s/ JOSEPH M. CORVINO
    ----------------------------           ---------------------------
    Louis J. Cissone                       Joseph M. Corvino
    Senior Vice President and              Vice President and Controller
    Chief Financial Officer                (Chief Accounting Officer)



DATE:  August 14, 1995



                                     17                            Page 17 of 17