Form 10-Q
period 1995-09-30
SUN DISTRIBUTORS L P
filed 1995-11-14
CIK 807396

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1995
                               ------------------


Commission file number 1-9375
                       ------


                            Sun Distributors L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                       23-2439550
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


      2600 One Logan Square
      Philadelphia, Pennsylvania                             19103
---------------------------------------                  --------------
(Address of principal executive offices)                   (Zip Code)


                                (215) 665-3650
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES   X     NO
                                            ------     ------

                             SUN DISTRIBUTORS L.P.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE(S)

     Item 1.   Consolidated Financial Statements

                Consolidated Balance Sheets as of September 30, 1995 (Unaudited), December 31, 1994, and September 30, 1994
                (Unaudited)                                                    3

                Consolidated Statements of Income for the Three Months
                ended September 30, 1995 and 1994
                (Unaudited)                                                    4

                Consolidated Statements of Income for the Nine Months
                ended September 30, 1995 and 1994
                (Unaudited)                                                    5

                Consolidated Statements of Cash Flows for the Three Months
                ended September 30, 1995 and 1994
                (Unaudited)                                                    6

                Consolidated Statements of Cash Flows for the Nine Months
                ended September 30, 1995 and 1994
                (Unaudited)                                                    7

                Notes to Consolidated Financial Statements
                (Unaudited)                                                  8-9

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-16


PART II.  OTHER INFORMATION                                                   17



SIGNATURES                                                                    18



                                       2                            Page 2 of 18

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

         ASSETS
      ------------
                                                        Sept. 30, 1995                             Sept. 30, 1994
                                                         (Unaudited)       DECEMBER 31, 1994         (Unaudited)
                                                      -----------------    -----------------     -----------------
Current assets:
  Cash and cash equivalents                                 $9,249                $4,903                $2,645
  Accounts and notes receivable, net                        83,255                77,521                95,089
  Inventories                                               91,064                92,653               103,839
  Other current assets                                       3,586                 6,703                 4,346
                                                          --------              --------              --------
      Total current assets                                 187,154               181,780               205,919

Property and equipment, net                                 21,605                27,514                28,664
Goodwill                                                    43,912                48,458                54,320
Other intangibles                                            1,489                 2,477                 2,959
Deferred income taxes                                        2,709                 2,144                 1,889
Other assets                                                   698                 3,813                 2,704
                                                          --------              --------              --------
      Total assets                                        $257,567              $266,186              $296,455
                                                          ========              ========              ========

           LIABILITIES AND PARTNERS' CAPITAL
     --------------------------------------------
Current liabilities:
  Accounts payable                                         $45,955               $44,435               $61,907
  Notes payable                                              2,145                 2,709                 2,308
  Current portion of senior notes                            4,795                18,970                 5,700
  Current portion of capitalized lease obligations              70                   387                   498
  Distributions payable to partners                          1,638                 7,774                 1,625
  Accrued expenses:
    Salaries and wages                                       5,263                 7,131                 6,322
    Interest on senior notes                                 2,223                   661                 2,811
    Management fee due the general partner                   2,491                 3,330                 2,491
    Income and other taxes                                   3,182                 3,338                 3,795
    Other accrued expenses                                  13,261                16,985                14,080
                                                          --------              --------              --------
      Total current liabilities                             81,023               105,720               101,537

Senior notes                                                70,330                70,330                89,300
Bank revolving credit                                         ---                   ---                 13,000
Capitalized lease obligations                                  135                 4,451                 4,535
Deferred compensation                                        7,547                 6,398                 6,962
Other liabilities                                              350                    68                 1,116
                                                          --------              --------              --------
      Total liabilities                                    159,385               186,967               216,450
                                                          --------              --------              --------
Commitments and contingencies
Partners' capital:
  General partner                                              980                   791                   800
  Limited partners:
    Class A interests                                       67,642                67,642                67,642
    Class B interests                                       31,074                12,300                13,077
    Class B interests held in treasury                      (1,514)               (1,514)               (1,514)
                                                          --------              --------              --------
      Total partners' capital                               98,182                79,219                80,005
                                                          --------              --------              --------
      Total liabilities and partners' capital             $257,567              $266,186              $296,455
                                                          ========              ========              ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       3                            Page 3 of 18

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
        (dollars in thousands, except for partnership interest amounts)

                                                       Three Months            Three Months
                                                           Ended                   Ended
                                                      Sept. 30, 1995          Sept. 30, 1994
                                                      --------------          --------------
Net sales                                                   $163,214                $192,547
Cost of sales                                                 96,704                 119,061
                                                              ------                  ------
   Gross profit                                               66,510                  73,486
                                                              ------                  ------
Operating expenses:
  Selling, general and administrative expenses                54,461                  60,181
  Management fee to general partner                              840                     840
  Depreciation                                                   959                   1,134
  Amortization                                                   500                     661
                                                              ------                  ------
   Total operating expenses                                   56,760                  62,816
                                                              ------                  ------
   Income from operations                                      9,750                  10,670

Interest income                                                   41                      24
Interest expense                                               1,756                   2,654
Other expense, net                                               (19)                   (313)
                                                              ------                  ------
    Income before provision for income taxes                   8,016                   7,727

Provision for income taxes                                       188                      71
                                                             -------                 -------
    Net income                                                $7,828                  $7,656
                                                         ===========             ===========


Net income allocated to partners:
  General partner                                                $78                     $76
                                                              ------                  ------
  Class A limited partners                                    $3,052                  $3,052
                                                              ------                  ------
  Class B limited partners                                    $4,698                  $4,528
                                                              ------                  ------



Earnings per Limited partnership interest:
     - Class A interest                                        $0.27                   $0.27
     - Class B interest                                        $0.22                   $0.21



Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                                     11,099,573              11,099,573
  - Class B interests                                     21,675,746              21,675,746


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       4                            Page 4 of 18

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
        (dollars in thousands, except for partnership interest amounts)

                                                              Nine Months          Nine Months
                                                                 Ended                Ended
                                                            Sept. 30, 1995        Sept. 30, 1994
                                                            --------------        --------------
Net sales                                                       $481,826              $557,016
Cost of sales                                                    287,973               344,054
                                                                 -------               -------
   Gross profit                                                  193,853               212,962
                                                                 -------               -------
Operating expenses:
  Selling, general and administrative expenses                   161,484               176,694
  Management fee to general partner                                2,491                 2,491
  Depreciation                                                     2,799                 3,491
  Amortization                                                     1,515                 2,010
                                                                 -------               -------
   Total operating expenses                                      168,289               184,686
                                                                 -------               -------
   Income from operations                                         25,564                28,276

Interest income                                                      342                    51
Interest expense                                                   5,625                 7,702
Other expense, net                                                  (352)                 (640)
Gain on sale of division (note 3)                                 16,500                 --
                                                                  ------                ------
    Income before provision for income taxes                      36,429                19,985

Provision for income taxes                                           362                   138
                                                                  ------                ------
    Income before extraordinary loss                              36,067                19,847

Extraordinary loss from early extinguishment
    of debt (note 4)                                                (629)                --
                                                                 -------               -------
    Net income                                                   $35,438               $19,847
                                                             ===========            ==========

Net income allocated to partners:
  General partner                                                   $354                  $198
                                                                  ------                ------
  Class A limited partners                                        $9,157                $9,157
                                                                  ------                ------
  Class B limited partners                                       $25,927               $10,492
                                                                 -------               -------

Earnings per Limited partnership interest:

   Income before extraordinary loss
     - Class A interest                                            $0.82                 $0.82
     - Class B interest                                            $1.23                 $0.48

   Extraordinary loss
     - Class A interest                                              --                    --
     - Class B interest                                           ($0.03)                  --

   Net income
     - Class A interest                                            $0.82                 $0.82
     - Class B interest                                            $1.20                 $0.48

Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                                         11,099,573            11,099,573
  - Class B interests                                         21,675,746            21,675,746

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       5                            Page 5 of 18

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                                  Three Months                Three Months
                                                                      Ended                       Ended
                                                                 Sept. 30, 1995              Sept. 30, 1994
                                                                 ----------------            ----------------
Cash flows from operating activities:
  Net income                                                           $7,828                      $7,656
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                      1,459                       1,795
     Provision for deferred compensation                                  801                         750
     Deferred income tax benefit                                          (81)                       (160)
     Changes in current operating items:
        Decrease (increase) in accounts and notes receivable             (243)                      1,820
        Increase in inventories                                        (2,968)                     (6,745)
        Decrease in other current assets                                3,113                         549
        Increase (decrease) in accounts payable                        (1,232)                      3,745
        Increase in accrued interest                                    1,667                       2,108
        Increase (decrease) in other accrued liabilities               (1,110)                      1,337
     Other items, net                                                     231                        (829)
                                                                      -------                     -------
    Net cash provided by operating activities                           9,465                      12,026
                                                                      -------                     -------
Cash flows from investing activities:
  Capital expenditures                                                   (793)                       (723)
  Proceeds from sale of property and equipment                             46                         262
  Other, net                                                             (170)                       (151)
                                                                      -------                     -------
    Net cash used for investing activities                               (917)                       (612)
                                                                      -------                     -------
Cash flows from financing activities:
  Repayments under the bank credit agreement                            ---                        (7,000)
  Cash distributions to partners                                       (4,452)                     (4,441)
  Borrowings (repayments) under other credit facilities, net              208                        (142)
  Principal payments under capitalized lease obligations                  (20)                       (163)
                                                                      -------                     -------
    Net cash used for financing activities                             (4,264)                    (11,746)
                                                                      -------                     -------
Net increase (decrease) in cash and cash equivalents                    4,284                        (332)

Cash and cash equivalents at beginning of period                        4,965                       2,977
                                                                       ------                      ------
Cash and cash equivalents at end of period                             $9,249                      $2,645
                                                                   ==========                  ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       6                            Page 6 of 18

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                              Nine Months             Nine Months
                                                                  Ended                   Ended
                                                             Sept. 30, 1995          Sept. 30, 1994
                                                             ---------------         ---------------
Cash flows from operating activities:
  Net income                                                     $35,438                 $19,847
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 4,314                   5,501
     Gain on sale of division                                    (16,500)                   ---
     Extraordinary loss                                              629                    ---
     Provision for deferred compensation                           2,058                   2,146
     Deferred income tax benefit                                    (565)                   (479)
     Changes in current operating items:
        Increase in accounts and notes receivable                (11,097)                (15,083)
        Increase in inventories                                   (6,945)                 (8,222)
        Decrease in other current assets                           2,192                     948
        Increase in accounts payable                               4,160                  11,574
        Increase in accrued interest                               1,562                   2,108
        Increase (decrease) in other accrued liabilities          (8,218)                  1,909
     Other items, net                                                655                  (2,022)
                                                                  ------                  ------
    Net cash provided by operating activities                      7,683                  18,227
                                                                  ------                  ------
Cash flows from investing activities:
  Proceeds from sale of division                                  37,786                    ---
  Proceeds from sale of property and equipment                       762                     379
  Capital expenditures                                            (3,471)                 (2,916)
  Other, net                                                        (219)                    117
                                                                  ------                 -------
    Net cash provided by (used for) investing activities          34,858                  (2,420)
                                                                  ------                 -------
Cash flows from financing activities:
  Early extinguishment of senior notes                           (14,175)                   ---
  Borrowings under the bank credit agreement                        ---                    3,000
  Cash distributions to partners                                 (22,777)                (15,915)
  Prepayment penalty                                                (629)                   ---
  Repayments under other credit facilities, net                     (564)                 (1,103)
  Principal payments under capitalized lease obligations             (50)                   (471)
                                                                 -------                 -------
    Net cash used for financing activities                       (38,195)                (14,489)
                                                                 -------                 -------
Net increase in cash and cash equivalents                          4,346                   1,318

Cash and cash equivalents at beginning of period                   4,903                   1,327
                                                                  ------                  ------
Cash and cash equivalents at end of period                        $9,249                  $2,645
                                                              ==========              ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       7                            Page 7 of 18

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

   2.  Related Party Transaction:

   In March 1995, the Operating Partnership paid the 1994 management fee of $3,330 due the General Partner, SDI Partners I, L.P. (the "GP").

   3.  Gain on Sale of Division:

   On January 3, 1995, the Operating Partnership sold certain assets of its Dorman Products Division for a cash consideration, net of expenses, of approximately $35,500 (subject to certain post-closing adjustments) and the assumption of certain liabilities. The Operating Partnership recorded a gain on the sale in the amount of $16,500 or $.75 per Class B interest included in the consolidated statement of income for the nine months ended September 30, 1995. The aggregate assets sold, net of liabilities, in connection with the sale of Dorman Products was approximately $19,000.

   4.  Extraordinary Loss

   During the first quarter of 1995, the Company recorded an extraordinary loss of $629 or approximately $.03 per Class B limited partnership interest due to a prepayment penalty related to early extinguishment of a portion of the Operating Partnership's Series A 9.08% and Series B 8.44% senior notes. (See
   Note 5, Lines of Credit and Long-Term Debt).


                                       8                            Page 8 of 18

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)


   5.  Lines of Credit and Long-Term Debt:

   As of September 30, 1995, the Operating Partnership had $39,966 available under its $50,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The Company had no bank borrowings outstanding at September 30, 1995 under the Bank Credit Agreement. The $10,034 outstanding under the Bank Credit Agreement represented letter of credit commitments only.

   The Operating Partnership has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of September 30, 1995. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit for working capital purposes of which $671 USD was outstanding at September 30, 1995. In connection with the sale of the Electrical Group divisions in December 1994 and the Dorman Products division in January 1995, the Operating Partnership was required to offer the holders of its senior notes prepayment in the amount of $14,175 which the noteholders accepted. Prepayment of the senior notes was made on March 14, 1995, including accrued interest thereon of $360 and a prepayment penalty of $629. (See Note 4 - Extraordinary Loss.) No prepayment will be required as a result of the divestment of certain assets of the Downey Glass Division (see Note 7).


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


   7.  Subsequent Event:

   In October 1995, the Operating Partnership sold certain assets of its Downey Glass Division for a cash consideration, net of expenses, of approximately $6,700 (subject to certain post-closing adjustments) and the assumption of certain liabilities. The Operating Partnership expects to record a gain of approximately $4,000 on the sale of Downey in the fourth quarter of 1995.
   The aggregate assets sold, net of liabilities, in connection with the sale of Downey Glass was approximately $2,700.

   In November 1995, the Company's Hillman Fastener Division purchased certain assets of the Retail Division of Curtis Industries of Eastlake, Ohio. Annual sales of Curtis' Retail Division are approximately $17,000.




                                       9                            Page 9 of 18

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Results of Operations

    Three Months Ended September 30, 1995 and September 30, 1994
    ------------------------------------------------------------

Net income amounted to $7.8 million in the third quarter of 1995, 2.2% above the $7.7 million earned in the third quarter of 1994. Excluding income contributions from divisions sold (Dorman Products on January 3, 1995 and the Electrical Group divisions in December 1994), third quarter 1995 net income increased $2.4 million or 44.2% from the comparable 1994 quarter. This income growth is a result of both internal growth strategies and reduced financing costs in the comparison period.

Third quarter sales were $163.2 million compared with $192.5 million recorded in the prior year period. Excluding $39.4 million in 1994 sales from divisions sold, net sales increased $10.0 million or 6.6% from the third quarter of 1994. Sales results in 1995 reflect internal growth strategies and continued economic expansion across most of the Company's product markets. The change in sales by product group excluding divisions sold are as follows:

                                                    Sales Increase (Decrease)
                                                    -------------------------
                                                       Amount            %
                                                       ------            -
    Technology Services (Fluid Power) Group         $6.5  million        9.8%
    Maintenance Products Group                       3.3  million        7.0%
    Sun Inventory Management Company ("SIMCO")       1.8  million       35.5%
    Glass Products Group                            (1.6) million       (4.5)%

The sales decline in the Glass Products Group is attributable to the discontinuation of certain product lines and markets served resulting in a sales reduction of $1.3 million from the third quarter of 1994. On a comparable basis, sales decreased $.3 million or .9% in the Glass Products Group.

Total cost of sales for the third quarter of 1995 decreased $22.4 million or 18.8% from the comparable quarter in 1994 due primarily to the aforementioned divisions sold. Excluding 1994 cost of sales from divisions sold, cost of goods sold increased $4.9 million or 5.4% due primarily to increased sales levels in the comparison period.

Gross margins in the third quarter of 1995 were 40.8% compared with 38.2% in the 1994 period. The increase is due mainly to the divestiture of Dorman and the Electrical Group divisions which, in the aggregate, earned gross margins lower than that of the Company on a consolidated basis.

A comparative summary of gross margins by product group, excluding divisions sold, is as follows:

                                                       3rd Quarter
                                                       -----------
                                                   1995           1994
                                                   -----          ----
        Maintenance Products Group                 64.7%          64.2%
        Glass Products Group                       36.2%          34.9%
        Technology Services (Fluid Power) Group    27.6%          27.2%
        SIMCO Division                             24.2%          26.8%



                                   10                      Page 10 of 18

Excluding the divisions sold, gross margins were 40.8% in the third quarter of 1995 compared to 40.1% in the comparable period in 1994.

Total selling, general and administrative ("S,G&A") expenses decreased $5.7 million or 9.5% during the three months ended September 30, 1995, compared with the third quarter of 1994. Excluding divisions sold in 1994, expenses increased by $3.7 million or 7.4% from the third quarter of 1994, comprised as follows: increased selling expenses of $1.6 million or 6.9%, increased warehouse and delivery expenses of $.8 million or 8.1% and increased general and administrative expenses of $1.3 million or 7.5%. The increase in S,G&A expenses supports increased 1995 sales levels and expansion programs by certain operating units.

S,G&A expenses, excluding divestitures, as a percentage of sales were as follows in the third quarter of 1995 and 1994:

                                            3rd Quarter
                                            -----------
                                            1995   1994
                                            ----   ----

    Selling Expenses                        15.4%  15.3%
    Warehouse and Delivery Expenses          6.2%   6.1%
    General and Administrative Expenses     11.8%  11.7%
                                            ----   ----
        Total S,G&A Expenses                33.4%  33.1%
                                            ----   ----

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

Interest expense decreased $.9 million in the comparison period due primarily to reduced financing costs of approximately $.4 million from the prepayment of senior notes on March 14, 1995, and $.4 million from reduced borrowing levels under the Company's revolving credit facility.

Other expense, net decreased $.3 million in the third quarter of 1995 compared with the third quarter of 1994 due primarily to the recognition of certain non-recurring insurance and legal settlements in the 1994 period.

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


                                     11                            Page 11 of 18

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.27 per Class A limited partnership interest for the quarter ended September 30, 1995 and September 30, 1994; and $.22 of income per Class B limited partnership interest in the third quarter of 1995, compared with $.21 of income per Class B limited partnership interest in the 1994 period which included income contributions from divisions sold of approximately $.10 per Class B interest.


    Nine Months Ended September 30, 1995 and September 30, 1994
    -----------------------------------------------------------

Net income of $35.4 million for the first nine months of 1995 included a $16.5 million gain from the sale of the Company's Dorman Products division in January 1995 and an extraordinary loss of $.6 million related to the early extinguishment of debt. Net income increased $4.3 million or 28.5% from the amount earned in the first nine months of 1994 of $15.2 million, excluding these items and 1994 income from divisions sold (Dorman Products on January 3, 1995 and the Electrical Group divisions in December 1994).

Net sales for the first nine months of 1995 were $481.8 million compared with $557.0 million recorded in the prior year period. Excluding $111.7 million in 1994 sales from the aforementioned divisions sold, net sales increased $36.5 million or 8.2% from the comparable 1994 period. Sales results in 1995 reflect internal growth strategies and continued economic expansion across most of the Company's product markets. The change in sales by product group excluding divisions sold are as follows:

                                              Sales Increase (Decrease)
                                              -------------------------
                                                Amount             %
                                                ------             -
    Technology Services (Fluid Power) Group     $22.8  million    11.7%
    Maintenance Products Group                   13.5  million     9.9%
    SIMCO Division                                3.1  million    19.6%
    Glass Products Group                         (2.9) million    (3.0)%

The sales decline in the Glass Products group is attributable to the discontinuation of certain product lines and markets served resulting in a sales reduction of $4.2 million from the prior year period. On a comparable basis, sales increased $1.3 million or 1.4% in the Glass Products group.

Total cost of sales for the first nine months of 1995 decreased $56.1 million or 16.3% from the comparable 1994 period due primarily to the aforementioned divisions sold. Excluding 1994 cost of sales from divisions sold, cost of goods sold increased $20.8 million or 7.8% due primarily to increased sales levels in the comparison period.

Gross margins in the first nine months of 1995 were 40.2% compared with 38.2% in the 1994 period. The increase is due mainly to the divestiture of Dorman and the Electrical Group divisions which, in the aggregate, earned gross margins lower than that of the Company on a consolidated basis.


                                      12                           Page 12 of 18

A comparative summary of gross margins by product group, excluding divisions sold, is as follows:

                                                                Nine Months
                                                                -----------
                                                            1995          1994
                                                            ----          ----
          Maintenance Products Group                        64.4%         64.1%
          Glass Products Group                              34.8%         34.6%
          Technology Services (Fluid Power) Group           27.2%         27.2%
          SIMCO Division                                    25.0%         26.4%


Excluding the divisions sold, gross margins were 40.2% compared to 40.0% in the comparable 1994 period.

Total S,G&A expenses decreased $15.2 million or 8.6% during the nine months ended September 30, 1995, compared with the first nine months of 1994.
Excluding divisions sold, S,G&A expenses increased by $13.9 million or 9.0% from the first nine months of 1994, comprised as follows: increased selling expenses of $7.2 million or 10.6%, increased warehouse and delivery expenses of $2.5 million or 9.2% and increased general and administrative expenses of $4.2 million or 8.0%. The increase in S,G&A expenses supports increased 1995 sales levels and expansion programs by certain operating units.

S,G&A expenses, excluding divestitures, as a percentage of sales were as follows in the first nine months of 1995 and 1994:

                                                  Nine Months
                                                  -----------
                                              1995          1994
                                              ----          ----
    Selling Expenses                          15.6%         15.2%
    Warehouse and Delivery Expenses            6.2%          6.2%
    General and Administrative Expenses       11.7%         11.7%
                                              ----          ----
        Total S,G&A Expenses                  33.5%         33.1%
                                              ----          ----

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

Depreciation expense decreased $.7 million in the comparison period due primarily to a reduction in the depreciable fixed asset base as a result of the divestiture of Dorman Products and the Electrical Group divisions.

Amortization expense decreased $.5 million in the comparison period due primarily to a reduction in goodwill and other intangible assets as a result of the divisions sold.

Interest income increased $.3 million in the comparison period due primarily to investment of surplus cash generated from sale of the aforementioned operating divisions.

Interest expense decreased $2.1 million in the comparison period due primarily to reduced financing costs of $1.1 million from the prepayment of senior notes on March 14, 1995 in the amount of $14.2 million and $.9 million from reduced borrowing levels under the Company's revolving credit facility.


                                      13                           Page 13 of 18

Other expense, net decreased $.3 million in the first nine months of 1995 compared with the first nine months of 1994 due primarily to the recognition of non-recurring legal and insurance settlements in the 1994 period.

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

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.82 per Class A limited partnership interest for the nine months ended September 30, 1995 and September 30, 1994; and $1.20 of income per Class B limited partnership interest in the first nine months of 1995, compared with $.48 of income per Class B limited partnership interest in 1994. The first nine months 1995 results include the gain from sale of the Dorman Products division of $.75 per Class B interest and the extraordinary loss of $.03 per Class B interest.

Excluding the extraordinary loss related to the early extinguishment of debt and the gain on the sale of Dorman Products division, income per Class B limited partnership interest amounted to $.48 in the first nine months of 1995 compared with $.48 in the first nine months of 1994. Results in 1994 included income contributions from the aforementioned divisions sold of approximately $.21 per Class B interest.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations during the first nine months of 1995 was $7.7 million, a decrease of $10.5 million from the first nine months of 1994. The decrease was due primarily to increased working capital reinvestment in operations in the comparison period. The Company's net interest coverage ratio (earnings before interest, taxes, gain from the sale of Dorman and the extraordinary loss over net interest expense) improved to 4.77 in the first nine months of 1995 from 3.61 in the comparable prior year period.

The Company's cash position of $9.2 million as of September 30, 1995, increased $4.3 million from the balance at December 31, 1994. Cash was provided during this period primarily from operations and the proceeds from the sale of Dorman Products in the amounts of $7.7 million and $37.8 million, respectively. Cash was used during the nine months ended September 30, 1995, primarily for distributions to general and limited partners ($22.8 million), debt repayment ($14.7 million), and capital expenditures ($3.5 million).

The Company's working capital position of $106.1 million at September 30, 1995, represented an increase of $30.0 million from the December 31, 1994 level of $76.1 million. The increase is primarily attributable to reinvestment in working capital of $20.2 million from the December 31, 1994 level, repayment of the current portion of senior notes in the amount of $14.2 million, a decrease in distributions payable to partners of $6.1 million, and a decrease in management fee payable to the GP of $.8 million, less working capital related to the sale of Dorman Products aggregating $11.3 million. The Company's current ratio increased to 2.31 at September 30, 1995 from the December 31, 1994, level of 1.72.

                                  14                               Page 14 of 18

The Company's financial position has strengthened as a result of the sale of its Dorman Products and Electrical Group divisions. On March 14, 1995, the Company prepaid a portion of its senior notes in the amount of $14.2 million, including accrued interest thereon of $.4 million and a make-whole penalty of $.6 million. As of September 30, 1995, the Company's total debt as a percentage of its consolidated capitalization is 44% compared with 59% at September 30, 1994.

The Company anticipates spending approximately $4.0 million for capital expenditures for the full year 1995, primarily for machinery and equipment.

As of September 30, 1995, the Operating Partnership had $40.0 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The Company had no bank borrowings outstanding at September 30, 1995 under the Bank Credit Agreement. The $10.0 million outstanding under the Bank Credit Agreement represented letter of credit commitments only. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $.7 million USD was outstanding at September 30, 1995.

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

Sale of Division

In August 1995, Sun Distributors L.P. announced that it entered into an agreement to sell certain assets of Downey Glass, one of the divisions within its Glass Products Group. The sale was completed in October 1995 for an aggregate consideration, net of expenses, of approximately $6.7 million (subject to certain post-closing adjustments) and the assumption of certain liabilities. Sales from Downey Glass aggregated $9.1 million and $26.3 million for the third quarter and first nine months of 1995, respectively. The proceeds from this divestiture will be used for general Company purposes including acquisitions for additions to its remaining businesses.

The taxable gain from the sale of Downey Glass of approximately $.21 per class B interest, will be allocated entirely to Class B Interest holders of record on the first day of October 1995. The Partnership will make a cash tax distribution to Class B record holders in accordance with the partnership agreement equal to approximately 35% of the taxable gain. The cash distribution will be made in March of 1996.


                                      15                           Page 15 of 18

Acquisitions

Sun Distributors, L.P. is actively pursuing its acquisition strategy, with permissible spending up to $15.0 million in 1995 and each succeeding year. The acquisition program is concentrated within the existing areas of business interest.

In November 1995, the Company's Hillman Fastener Division purchased certain assets of the Retail Division of Curtis Industries of Eastlake, Ohio. Annual sales of Curtis' Retail Division are approximately $17 million. The acquisition is strategically designed to augment Hillman's long-term growth strategy in the hardware home center market.

                                      16                           Page 16 of 18

                                    PART II


                               OTHER INFORMATION



Item 5.  Other Events
         ------------

Reference is made to the description of the sale of certain assets of the Downey Glass Division on October 30, 1995 under "Sale of Division" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which description is incorporated herein by reference.

In September 1995, Sun Distributors, L.P. announced that it had executed a letter of intent to purchase all the outstanding stock of American Management Group (with its wholly-owned subsidiary, Dover Glass Co., together referred to as "Portland Glass"), headquartered in Portland, Maine. In October 1995, the parties mutually agreed not to continue the negotiations for a possible business combination; further due diligence made it clear that the strategic fit between the two companies' business lines within the glass products market was not as strong as it originally appeared.




                                       17                          Page 17 of 18

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SUN DISTRIBUTORS L.P.



BY: /s/                             BY: /s/
    ----------------------------        ----------------------------
    Louis J. Cissone                    Joseph M. Corvino
    Senior Vice President               Vice President and
    and Chief Financial Officer         Controller
                                        (Chief Accounting Officer)



DATE:  November 14, 1995



                              18                                   Page 18 of 18