Form 10-K
period 1995-12-31
SUN DISTRIBUTORS L P
filed 1996-03-28
CIK 807396

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1995

Commission file number 1-9375



                             Sun Distributors L.P.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     23-2439550
-------------------------------                    ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

      2600 One Logan Square
      Philadelphia, Pennsylvania                        19103
----------------------------------------           ------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (215) 665-3650


Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
   Title of each class                            on which registered
   -------------------                            -------------------

   Class A Limited Partnership                           New York
   Interests and Depositary                           Stock Exchange
   Receipts therefore.

   Class B Limited Partnership                           New York
   Interests and Depositary                           Stock Exchange
   Receipts therefore.


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [x].     NO _____.
     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [x]
            -----

                                     PART I

Item 1 - Business.
-----------------

General
-------

Sun Distributors L.P., a Delaware limited partnership (the "Company"), through its subsidiary limited partnership, SDI Operating Partners, L.P. (the "Operating Partnership"), is one of the largest wholesale distributors of industrial products and services in the United States. Since January 1987, the business of the Company and the Operating Partnership has been managed by SDI Partners I, L.P. (the "General Partner"), a limited partnership whose general partner is Lehman/SDI, Inc., formerly known as Shearson/SDI, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Lehman Brothers Holdings, Inc. ("Lehman Holdings"). The General Partner owns 1% of the Company and 1% of the Operating Partnership. All of the limited partnership interests in the General Partner are beneficially owned by members of management of the Company and the Operating Partnership (the "Management Employees").

While the Company has historically viewed its operations as one business segment, changes in the marketplace, risks and the economy demand that the Company now measure and value its businesses with a customer-based focus on value added services such as engineering design, inventory management, and integrated supply. These services are expected to provide greater revenue growth in future years than general product distribution. In December 1995, the Company reorganized its operating businesses, operating management, and current strategic plan to support this service oriented direction. The current organization consists of its headquarters operation and three business segments comprised of eleven operating divisions, as follows:


                                              Principal           Year Acquired/
                                              Location             Organized
                                            ------------          --------------
     Sun Distributors Headquarters          Phila., Pa.                1975

     Industrial Services Segment

       Sun Inventory Management
        Company ("SIMCO") Divisions
        - Kar Products                      Chicago, Il.               1977
        - A&H Bolt & Nut Company            Windsor, Ontario           1989
        - SIMCO/Special-T-Metals            Lenexa, Ks.                1992/1981

       Sun Technology Services Divisions
        - Walter Norris                     Rosemont, Il.              1976
        - J.N. Fauver Company               Madison Heights, Mi.       1978
        - Warren Fluid Power                Denver, Co.                1987
        - Air-Dreco                         Houston, Tx.               1988
        - Activation                        Birmingham, Al.            1991
        - Hydra Power                       Tlalnepantla, C.P., Mexico 1992

     Retail Merchandising Segment
        - Hillman Fastener                  Cincinnati, Oh.            1982

     Retail Glass Services Segment
        - Harding Glass Industries          Kansas City, Mo.           1980

------------------

Beginning in 1996, the Company will report its financial results on the basis of the aforementioned segments. However, for ease of comparability, certain financial information in this report has been presented on the current segment basis.

In November 1995, the Operating Partnership's Hillman Fastener division acquired the retail hardware business of Curtis Industries. Annual sales of Curtis' Retail division are approximately $17 million. The acquisition of Curtis will significantly expand Hillman's position as a supplier of goods and services to the hardware home center market where Curtis has concentrated much of its attention. In addition, the Curtis product line can now be offered to Hillman's present customer base. This acquisition continues Hillman's long-term growth strategy to become a major provider of products and services to all segments of the retail hardware business.

The Operating Partnership sold the Electrical Products Group divisions on December 5, 1994, the Dorman Products division on January 3, 1995, and the Downey Glass division on October 27, 1995, (the "divested operations or divisions sold") as listed below:



     Divisions Sold                           Principal Location
     --------------                           ------------------
     Electrical Products Group Divisions
     - American Electric Company              St. Joseph, Mo.
     - Philips & Company                      Columbia, Mo.
     - Keathley-Patterson Electric Co.        N. Little Rock, Ar.

     Dorman Products Division                 Warsaw, Ky.

     Downey Glass Division                    Los Angeles, Ca.


For the year ended December 31, 1995, the Company had net sales of approximately $600 million, excluding sales from the divested Downey Glass division of $29 million, with the largest operating division contributing approximately $154 million.

The Company's business strategy has been to identify and develop specific industrial distribution markets. However, the Company's current strategic plan seeks to increase its emphasis on sales of high gross-margin products by providing its customers with value added services, such as engineering design services through its Sun Technology Services divisions and inventory management and integrated supply services primarily through its SIMCO divisions. In addition, the Company has opened new service centers for repair of fluid power equipment and seeks to expand this service outside its core geography and across Canada. The Company also continues to enhance its retail service offerings in the glass segment and broaden its retail merchandising of hardware related products.

------------------

Presidents of the Company's operating divisions exercise broad discretion in the conduct of their businesses, including responsibility for the management of their suppliers, customers and employees. Strong formal and informal planning and monitoring functions are performed by the General Partner, and the individual presidents of operating units are evaluated against the financial and non-financial goals established jointly each year with the General Partner. A substantial portion of each president's compensation is tied to the performance of his division against its annual plan. Also, certain presidents can earn substantial deferred compensation for maintaining the results of their operations in the upper quartile within the industrial distribution industry. Management believes that much of the Company's prior success has been the result of fostering and perpetuating the entrepreneurial drive of operating management.

The Company evaluates on an ongoing basis the performance and prospects of each of its operating divisions in light of the Company's overall business strategy.


Acquisition Strategy
--------------------

Since its inception in 1975, the business of the Company has grown primarily through acquisitions of existing distribution companies. The acquisition strategy has expanded the Company's operations, both geographically and in the number and type of products offered. The Company evaluates companies that have developed attractive product/market niches and have demonstrated their ability to achieve high returns on invested capital. The Company looks for companies with strong management capabilities and stable growth patterns. Prior to making certain acquisitions, an extensive operational review is performed by an external consulting firm. Subsequent to most acquisitions, certain agreed upon procedures are performed by internal and external auditors.

In December 1992, the Company refinanced its then outstanding $110.0 million
9 1/2% Senior Notes through proceeds provided by institutional investors in the amount of $95.0 million and the balance from a $50.0 million Bank Credit Agreement. Under the credit agreements, the Company was not permitted to make acquisitions in 1993 and 1994. In 1995, this restriction was removed and acquisition spending amounted to $7.5 million with authorized spending of up to $15.0 million in accordance with the terms of the Company's credit agreements. See Notes 5, 8 and 9 of Notes to Consolidated Financial Statements.

As the result of an analysis of strategic alternatives by the Company, the Company sold the non-strategic businesses described above. Through the sale, the Company has strengthened its balance sheet and is now in a position to resume its acquisition program by focusing on businesses which fit its current strategic plan.

Products and Services
---------------------

Excluding the divested operations discussed previously, the Company provides distribution and value-added services related to over 1,300 product lines. These services are provided in three main business segments: (1) industrial services which consist of inventory management, engineering and integrated supply services to industrial businesses through sales of products such as fasteners (nuts, bolts, screws, etc.), hydraulic, pneumatic and electronic systems and parts; (2) retail merchandising services through sales of fasteners and related products to hardware and home center retail stores; and (3) retail glass services consisting of installation and repair through sales of glass products such as large sheet glass, auto glass, insulated glass, mirrors and specialty glass. The average single sale during the year ended December 31, 1995, was approximately $297.

Inasmuch as the Company is principally providing distribution and related services, most of the products sold are manufactured by others. However, several divisions sell a majority of their products under their own labels. In some cases, most notably through its Technology Services divisions, the Company assembles products or designs systems to the specifications of the end-users and performs related product repairs. Through its Retail Glass Services Segment, the Company produces insulated glass units according to customer specifications. In addition, several of the products which the Company distributes are purchased by the Company in bulk and subsequently repackaged in small quantities.

The Company regularly uses a large number of suppliers and has long-term relationships with many of them. Most items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect the operations of the Company viewed as a whole. No single supplier accounted for more than 5% of the Company's purchases for the year ended December 31, 1995.

The following table shows the percentages of consolidated net sales reported for the years ended December 31, 1995, 1994, and 1993 derived from the Company's current business segments, excluding divisions sold:

                                Percentage of Consolidated Net Sales for
                                ----------------------------------------
                                         Year Ended December 31,
                                         ----------------------

Business Segment                      1995           1994           1993
------------------                   ------         ------         ------
Industrial Services
    Technology Services divisions     47.6%          46.6%          45.5%
    SIMCO divisions                   23.0%          22.9%          23.9%
                                     ------         ------         ------
      Total Industrial Services       70.6%          69.5%          69.4%
Retail Glass Services                 15.3%          17.4%          19.2%
Retail Merchandising                  14.1%          13.1%          11.4%
                                     ------         -------        ------
                                     100.0%         100.0%         100.0%


Marketing
---------

While the Company sells across three main business segments (industrial services, retail glass, and retail merchandising), a substantial portion of its sales are industrially based, and sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States. However, risks and economic changes in the marketplace demand a customer-based focus on value-added services which vary by business segment. The principal markets for the Company's products and services by business segment, as determined by management are as follows:


     Maintenance and Repair Markets and Original Equipment Manufacturers
     -------------------------------------------------------------------

     Customers in this market are served by the divisions in the Industrial Services segment. These customers include diverse industrial plants and commercial establishments as well as producers of automotive equipment, farm equipment, machine tools and a broad range of other equipment.


     Retail Glass
     ------------

     This market is primarily comprised of customers seeking automotive and residential glass replacement as well as glazing contractor services.


     Retail Merchandising
     --------------------

     This market is primarily comprised of retail hardware stores, home service centers, and lumberyards seeking merchandising services for hardware related products.


The Company has over 179,000 customers, the largest of which accounted for less than 4% of net sales for the year ended December 31, 1995. Each division maintains its own sales force which is compensated for the most part on a commission basis. The divisions' sales forces vary in size, the largest of which has approximately 775 sales people.

The Company's products and services are sold in all 50 states. While its Retail Glass segment sells in regional markets, the remaining two segments sell on a national scale. In general, fluid power products and technology services are sold primarily in the upper Midwest, Southeast, Southwest, Canada and Mexico; maintenance products and inventory management services are sold nationwide in the U.S., Canada, and Mexico; retail merchandising products and services are sold nationally in the U.S. and Mexico; and retail glass products and services are sold primarily in the West, the Midwest, the Mid-Atlantic and the Southeast.

Competition
-----------

The distribution business is highly competitive, with the principal methods of competition being quality of service, quality of products, product availability, credit terms, price and the provision of value-added services such as engineering design, integrated supply and inventory management. The Company encounters competition from a large number of regional and local distributors and from several national distributors, some of which have greater financial resources than the Company. The wholesale distribution business is highly fragmented, with a majority of the wholesale distributors in the United States being operated as family-owned businesses. The Company's competitors have annual sales of approximately $5 million on the average with approximately one-half under $2 million. The Company believes that its business differs from that of other large national distributors in that the Company carries a diverse range of product lines and provides significant value-added services, while most large distributors concentrate on only one or two product groups.


Insurance Arrangements
----------------------

Under the Company's current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to workman's compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 14 of Notes to Consolidated Financial Statements.


Employees
---------

Currently, the Company, through the Operating Partnership, employs 3,843 employees, of which 1,670 are sales personnel, 1,142 are employed as warehouse and delivery personnel, and 1,031 hold administrative positions. The Operating Partnership has collective bargaining agreements with 5 unions representing a total of 65 employees. In the opinion of management, employee relations are good.


Backlog
-------

The Company's sales backlog excluding divested operations was $54,935,000 as of December 31, 1995, and $56,335,000 as of December 31, 1994. Normally, in the distribution business, orders are shipped within a week of receipt. On average, the Company's backlog is less than one month's sales.

Federal Income Tax Considerations
---------------------------------

The Revenue Act of 1987 (the "1987 Act") amended the Internal Revenue Code of 1986, as amended (the "Code") with respect to the tax treatment of publicly traded partnerships, such as the Company, and the passive activity losses and credits attributable thereto. Section 7704 of the Code provides that publicly traded partnerships generally will be treated as corporations for tax purposes commencing in tax years beginning after 1987. The effective date of this amendment was delayed, however, for certain "existing partnerships," such as the Company, until the taxable year beginning after December 31, 1997, provided that such partnerships do not add any substantial new line of business before the delayed effective date. The Company does not intend to add any substantial new line of business during the period when it otherwise qualifies for delayed effectiveness under Section 7704.

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

Assuming the continued effectiveness of Section 7704 of the Code in its current form, if the Company remains a publicly traded partnership, the Company would be treated as a corporation for tax purposes beginning in fiscal year 1998.
Section 469 would then be inapplicable to the limited partners' treatment of income or credits attributable to the Company. The income of the Company would be taxed to it as a separate entity, and any losses of the Company would not be deductible by limited partners. This tax at the corporate level would reduce the amount distributable to partners and cash distributions to limited partners would be taxed at the individual level as dividends to the extent of earnings and profits. See Part II, Item 5, Market for Registrant's Partnership Interests and Related Matters -Partnership Tax Status.

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

--------------------------------------------

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


Item 2 - Properties.
-------------------

The Company currently has 200 warehouse and stocking facilities located throughout the United States, Canada and Mexico. Most of these include sales offices. Approximately 16% of these facilities are owned and the remainder are leased. The Company's principal properties are warehouse facilities used by the Operating Partnership, as follows:


     Division                   Location            Description
     --------                   --------            -----------

   Hillman Fastener    Cincinnati, Ohio         190,000 sq.ft. (leased)
   Harding Glass       Denver, Colorado         184,000 sq.ft. (owned)
   Kar Products        Itasca, Illinois          80,000 sq.ft. (owned)

In the opinion of management, the Company's existing facilities are in good condition.


Item 3 - Legal Proceedings.
--------------------------

A civil complaint was filed by Dorman Products of America, Ltd., a subsidiary of R&B, Inc. ("R&B"), against the Company's Operating Partnership, in the United States District Court for the Eastern District of Pennsylvania on February 27, 1996, alleging misrepresentation of certain facts by the Company upon which R&B based their offer to purchase the assets of the Dorman Products division of the Company. The complaint seeks damages of approximately $21 million. In the opinion of management, the ultimate resolution of this matter will not have a material effect on the consolidated financial position, operations or cash flows of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

Not applicable.

                                    PART II


Item 5 - Market for Registrant's Partnership Interests and Related Matters
--------------------------------------------------------------------------


Market Prices
-------------

Effective May 1, 1990, the Company separated its publicly traded limited partnership Unit into one Class A Limited Partnership Interest and one Class B Limited Partnership Interest. The Class A Interests and Class B Interests trade separately on the New York Stock Exchange under the symbols SDP and SDPB, respectively.

The following table shows the quarterly range of high and low closing sales prices for the Class A and Class B Interests separately during 1995 and 1994.



                                       CLOSING SALES PRICE
                                       -------------------
                                   1995                  1994
                            ------------------    ------------------
                             HIGH        LOW       HIGH        LOW
                            -------    -------    -------    -------

Class A Interests
-------------------
First Quarter               $10 3/4    $10 1/4    $10 3/4    $10 1/4
Second Quarter               11         10 3/8     10 3/4     10 1/4
Third Quarter                11 3/8     10 3/4     10 7/8     10 1/4
Fourth Quarter               11 3/8     10 7/8     10 5/8     10 1/8

Class B Interests
-------------------
First Quarter               $ 4 3/4    $ 4        $ 4 3/4    $ 4
Second Quarter                4 3/8      4          6 1/8      4
Third Quarter                 4 7/8      4          6          5 1/4
Fourth Quarter                5 1/8      4 1/2      5 5/8      4 1/8

The total number of Class A Interests outstanding as of December 31, 1995 and 1994, was 11,099,573. The total number of Class B Interests outstanding as of December 31, 1995 and 1994 was 21,675,746. The total number of Class A and Class B Interest holders as of December 31, 1995 and 1994 was approximately 14,082 and 14,459, respectively.

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

The Company paid Priority Return distributions of $1.10 per Class A Interest in 1995 and 1994. For 1995, the Class B Tax Distribution amounted to $14,807,000 or $.669517 per Class B Interest which was partially paid in the amount of $.02 per Class B interest per month for the period January through December, 1995, along with a partial distribution of $.15 on April 10, 1995 to holders of record on December 30, 1994, related to the taxable gain on the sale of Dorman
Products.   The monthly tax distributions were paid to holders of record on the first day of each month during 1995 and aggregated $.24 per Class B interest for the full year 1995. On March 29, 1996, the Partnership will distribute the balance of the tax distribution due of $.279517 per Class B Interest, as follows: $.174544 to holders of record on December 30, 1994 for the balance due on the taxable gain on the sale of Dorman Products; $.001968 per month to holders of record of Class B Interests on the first day of the month during January through December 1995 for the balance due on ordinary taxable income; and $.081356 to holders of record on September 29, 1995 related to the taxable gain on the sale of Downey Glass on October 27, 1995.

For 1994, the Class B Tax Distribution amounted to $10,895,000 or $.492619 per Class B Interest which was partially paid in the amount of $.009352 per Class B Interest per month for the period January through March 1994 and $.02 per Class B Interest per month during the period April through December 1994. The monthly tax distributions were paid to holders of record on the first day of each month during 1994 and aggregated $.208056 per Class B Interest for the full year 1994. On March 31, 1995, the Partnership distributed the balance of the tax distribution due of $.284563 per Class B Interest, as follows: approximately $.01981 per month to holders of record of Class B Interests on the first day of the month during January through March 1994; $.00916 per month for April through November 1994; and $.15185 for December 1994 which included $.14269 related to the capital gain on the sale of the Electrical Group divisions on December 5, 1994.

-----------------------------

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


Taxable Income Allocations
--------------------------

Income taxes with respect to the Class A and Class B Interests are payable by limited partners based upon the allocation of taxable income or loss pursuant to the provisions of the Partnership Agreement. The allocation is made on a monthly basis to the holders of record on the first day of each month. For 1995, federal taxable income (ordinary income) was allocated to each Class A Interest in the amount of $.0917 per month or an aggregate of $1.10 for the entire year. Federal taxable income allocated to each Class B interest in 1995 amounted to ordinary income of $.5326 and capital gains of $1.1597, of which $.9273 was related to the sale of Dorman Products on January 3, 1995 and $.2324 was related to the sale of Downey Glass on October 27, 1995. For 1994, federal taxable income (ordinary income) was allocated to each Class A Interest in the amount of $.0917 per month or an aggregate of $1.10 for the entire year.
Federal taxable income allocated to each Class B Interest in 1994 amounted to ordinary income of $.7069 and a capital gain of $.4077 related to the sale of the Electrical Group divisions on December 5, 1994.

Capital Accounts
----------------

The Class A capital account (as defined in the Partnership Agreement) was $10.00 per Class A Interest as of December 31, 1995 and 1994. The Class B Capital Account (as defined in the Partnership Agreement) at December 31, 1995 and 1994, was approximately $2.54 and $1.52 per Class B Interest, respectively.


Partnership Tax Status
----------------------

As previously stated, after December 31, 1997, the Company will be taxed as a corporation for federal income tax purposes. Management has been exploring various restructuring alternatives such as converting into corporate form or remaining as a limited partnership. If the Company remains a limited partnership, the effect of the change in taxation will result in the Company paying a corporate income tax at the Company level. Therefore, in accordance with the Partnership Agreement, the Company's income will not be allocated for tax purposes to the partners as is currently being done, and limited partners will pay taxes only on distributions from the Company, if any. Additionally, in accordance with the Partnership Agreement, the Company would no longer make tax distributions with respect to Class B limited partnership interests. Accordingly, a decision on whether any other distribution will be made with respect to the Class B interests is solely within the discretion of the General Partner. Based on current operations, it is likely that cash will be retained in the Company to fund its acquisition program and corporate requirements. If the Company remains a limited partnership, there will be no change with respect to the priority return distribution paid to the Class A interests in the amount of $.0917 per month to each Class A interest to aggregate $1.10 annually.

Item 6 - Selected Financial Data.
------   -----------------------

     The following table sets forth selected consolidated financial data of the Company as of and for the five years ended December 31, 1995. Data for all periods shown is derived from financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their reports thereon, except that sales from divisions sold have been excluded from net sales and the results of operations for divisions sold are included in income from operations (see Note 5, Acquisitions/Divestitures, in Notes to Consolidated Financial Statements).

            (dollars in thousands, except per partnership interest amounts)


Income Statement Data for Years                  1995       1994      1993      1992       1991
Ended December 31:                             ---------------------------------------------------
Net sales                                      $599,865   $558,754  $493,437  $452,140   $420,619
Income from operations                           31,302     37,759    28,975    29,712     27,225
Gain on Sale of Divisions (Note 5)               20,644      3,523        --        --         --
Provision for income taxes                          537        100       869       493        630

Income before extraordinary loss
  and cumulative effect of change
  in accounting principle                        44,745     29,544    18,506    17,691     15,073

Extraordinary loss                                 (629)        --        --    (3,434)        --

Cumulative effect on prior years
  of change in accounting principle                  --         --        --       822         --

Net income                                       44,116     29,544    18,506    15,079     15,073

Earnings per limited partnership interest:
Income before extraordinary loss
  and cumulative effect of change
  in accounting principle
   - Class A                                   $   1.10   $   1.10  $   1.10  $   1.10   $   1.10
   - Class B                                   $   1.48   $    .79  $    .28  $    .25   $    .13

Extraordinary loss
   - Class A                                   $  --      $  --     $  --     $  --      $  --
   - Class B                                   $   (.03)  $  --     $  --     $   (.16)  $  --

Cumulative effect on prior years
   of change in accounting principle
   - Class A                                   $  --      $  --     $  --     $  --      $  --
   - Class B                                   $  --      $  --     $  --     $    .04   $  --

Net income
   - Class A                                   $   1.10   $   1.10  $   1.10  $   1.10   $   1.10
   - Class B                                   $   1.45   $    .79  $    .28  $    .13   $    .13

Cash provided by operations                    $ 17,050   $ 17,704  $ 23,571  $ 27,056   $ 30,038

Cash distributions declared per
  limited partnership interest
  - Class A                                    $   1.10   $   1.10  $   1.10  $   1.10   $   1.10
  - Class B                                    $    .67   $    .49  $    .27  $    .13   $    .13

Balance Sheet Data at December 31:

Total assets                                   $254,591   $266,186  $273,493  $261,588   $264,544
Long-term debt and capitalized
  lease obligations                              63,934     74,781   104,185   115,503    120,108

       See accompanying Notes to Consolidated Financial Statements
       See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for acquisitions and divestitures that affect comparability.

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


General

The Company is a publicly held master limited partnership operating in the wholesale industrial distribution industry through a subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). The Operating Partnership consists of a headquarters operation and three business segments (Industrial Services, Retail Merchandising and Retail Glass Services), comprised of eleven operating divisions. Industrial Services consists of Sun Technology Services divisions and Sun Inventory Management ("SIMCO") divisions. Certain divisions have operations in Canada and Mexico. Refer to Part I, Item 1 - Business, for information on the realignment of the company's operating divisions into business segments which reflect the value-added services provided to customers. For ease of comparison, certain financial data is presented in accordance with the current business segments of the Company.


Results of Operations

     Market Developments
     -------------------

In 1995, the business of the Industrial Services and Retail Merchandising Segments continued to expand as a result of both economic strength across most of the product markets and internal growth strategies developed since 1992. A decline in sales volume experienced by the Retail Glass Services Segment is primarily attributable to the discontinuation of certain product lines and markets.

Operating expense control and liquidity in working capital investment allows the operating divisions to respond quickly to market conditions effected by economic recession or growth. Management has and will continue to respond to changing market conditions.


Sale of Certain Divisions

The Operating Partnership sold its three Electrical Group divisions on December 5, 1994, its Dorman Products division on January 3, 1995, and its Downey Glass division on October 27, 1995, for an aggregate cash consideration, net of expenses, of approximately $70.6 million (subject to certain post-closing adjustments) and the assumption of certain liabilities. Sales from these divisions aggregated $ 29.1 million for the year ended December 31, 1995, $177.1 million for the year ended December 31, 1994, and $162.3 million for the year ended December 31, 1993.

Income contributions from these divisions aggregated $.3 million or $.01 per Class B interest in 1995, $8.6 million or $.39 per Class B interest in 1994, and $6.6 million or $.30 per Class B interest in 1993. The proceeds from these divestitures were used to reduce debt and for general Company purposes, including acquisitions for integration with its remaining businesses.

The Company considered a number of strategic alternatives as part of the process which led to the decision to sell these divisions. Other alternatives considered but which were not ultimately pursued, included a sale of the entire Company; the sale of all of its divisions followed by liquidation; or a recapitalization and conversion to a corporate structure from the current partnership form. The sale of these divisions brought to a conclusion the process of considering strategic alternatives. The sale of these non-strategic businesses has benefited the Operating Partnership by strengthening its balance sheet, positioning it to resume its acquisition program and providing increased management focus on its remaining businesses.


Acquisitions

On November 13, 1995, the Company's Retail Merchandising Segment, through its Hillman Fastener Division, purchased certain assets of the Retail Division of Curtis Industries of Eastlake, Ohio for an aggregate purchase price of $7.5 million and the assumption of certain liabilities. Annual sales of Curtis' Retail Division are approximately $17 million. The Curtis Retail division will be integrated with the Hillman Fastener division. Curtis' sales were $1.6 million from the acquisition date through December 31, 1995. There was no income contribution from Curtis during this period due primarily to certain non-recurring transition costs.


Results of Operations

     Years Ended December 31, 1995 and 1994
     --------------------------------------

Net income for the year ended December 31, 1995 was $44.1 million including a combined gain of $20.6 million from the sale of the Downey Glass division in October 1995 and the Dorman Products division in January 1995, compared with $29.5 million earned in 1994 which included a gain of $3.5 million from the sale of the Electrical Group divisions. Results for 1995 also included a $.6 million charge related to the early retirement of debt and a reduction in net financing costs of almost $3.2 million from the prior year. 1994 net income included income from the Electrical Group of $4.1 million, from Dorman Products of $2.8 million, and from Downey Glass of $1.7 million. Excluding income contributions and gains from divisions sold, as well as the extraordinary loss on the early extinguishment of debt, net income for 1995 amounted to $23.8 million or 36.7% above the comparable 1994 earnings of $17.4 million.

Net sales increased $41.1 million or 7.4% over 1994 due to strengthening in most product markets and significant growth from sales programs and services initiated since 1992. Excluding divisions sold, sales recorded in 1995 were $599.9 million compared with 1994 sales of $558.8 million. Sales increases (decreases) by business segment are as follows:

                                        Sales Increase (Decrease)
                                        --------------------------
                                             Amount          %
                                             ------          -
     Industrial Services
       Technology Services divisions    $  25.0 million     9.6 %
       SIMCO divisions                     10.1 million     7.9 %
                                        ----------------
            Total Industrial Services      35.1 million     9.1 %
     Retail Merchandising                  11.9 million    16.3 %
     Retail Glass Services                 (5.9)million    (6.1)%
                                        ----------------
            Total Company               $  41.1 million     7.4 %
                                        ================

The decline in sales volume in the Retail Glass Services Segment is primarily attributable to the discontinuation of certain product lines and markets served, resulting in a sales reduction of $5.0 million from 1994. On a comparable basis sales decreased $.9 million, or .9%, in the Retail Glass Services Segment.

Cost of sales increased $23.4 million or 7.1% from the twelve months ended December 31, 1994, due primarily to increased sales levels in the comparison period.

Excluding divisions sold, gross margins were 40.8% in 1995 compared with 40.7% in 1994, comprised by business segment as follows:

                                           Year Ended December 31,
                                          -------------------------
                                              1995         1994
                                              ----         ----
      Industrial Services
         Technology Services divisions        27.4%        27.7%
         SIMCO divisions                      64.5%        65.9%
            Total Industrial Services         39.5%        40.3%
      Retail Merchandising                    52.4%        51.0%
      Retail Glass Services                   35.9%        34.4%

Sales mix contributed principally to the changes in gross margins.

Selling, general and administrative ("S,G&A") expenses, excluding divisions sold, increased by $15.9 million or 8.4% over 1994, comprised as follows: increased selling expenses of $8.9 million or 9.9%, increased warehouse and delivery expenses of $3.2 million or 10.0% and increased general and administrative expenses of $3.9 million or 5.7%. The increase in S,G&A expenses supported increased 1995 sales levels and expansion programs by certain operating units.

Excluding divisions sold, S,G&A expenses as a percentage of sales, were as follows:


                                             Year Ended December 31
                                            ------------------------
                                               1995         1994
                                               ----         ----
     Selling Expenses                             16.5%        16.1%
     Warehouse and Delivery Expenses               5.8%         5.7%
     General and Administrative Expenses          11.9%        12.1%
                                                  ----         ----
           Total S,G&A Expenses                   34.2%        33.9%
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

Depreciation expense increased $.1 million in the comparison period due primarily to an increase in the depreciable fixed asset base at the remaining divisions of the Company.

Amortization expense decreased $.2 million in 1995 compared with 1994 due primarily to the expiration of non-compete agreements in the Retail Glass Services segment.

Net results of operations from divisions sold in the 1995 period includes only the Downey Glass division compared with results of operations from all divisions sold in the 1994 period, as follows: the Electrical Group divisions ($4.1 million), the Dorman Products division ($2.8 million) and the Downey Glass division ($1.7 million).

Interest income increased $.3 million in the comparison period due primarily to the investment of excess cash generated from divisions sold.

Interest expense decreased $2.6 million in the comparison period due primarily to reduced financing costs of approximately $1.5 million from the prepayment of senior notes on March 14, 1995, and $1.1 million from reduced borrowing levels under the Company's revolving credit facility.

Other income was $.3 million for the twelve months ended December 31, 1995, compared to $1.7 million of other expense recorded in the 1994 comparison period. This change was primarily due to the favorable settlement of certain non-recurring insurance and legal matters in the 1995 period.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS #109"). Deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes in 1995 increased $.4 million from 1994 due primarily to an increase in state taxes for the gains on divisions sold.

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $1.10 of income per Class A limited partnership interest for the years ended December 31, 1995 and December 31, 1994; and $1.45 of income per Class B limited partnership interest in 1995 compared with $.79 of income per Class B interest for the year ended December 31, 1994. Income per Class B interest in 1995 included a combined gain of $.94 from the sale of the Dorman Products and Downey Glass divisions and an extraordinary loss of $.03 from the early extinguishment of debt. Income per Class B interest for the twelve months ended December 31, 1994 included a gain of $.16 on the sale of the Electrical Group divisions. Income per Class B interest for the twelve months ended December 31, 1995 and 1994 included $.01 and $.39, respectively, of income from divisions sold.


     Years Ended December 31, 1994 and 1993
     --------------------------------------

Net income for the year ended December 31, 1994 was $29.5 million including a gain of $3.5 million from the sale of the Electrical Group divisions in December 1994, compared with $18.5 million earned in 1993. This increase was a result of continued economic expansion across all product markets and internal growth strategies implemented primarily in 1993 and 1994.

Results for 1994 and 1993 included income from divisions sold as follows: Downey Glass division of $ 1.7 and $ .1 million; Dorman Products division of $2.8 and $3.3 million; and Electrical Group divisions of $4.1 and $3.2 million, respectively. Excluding income contributions and gains from divisions sold, net income for 1994 amounted to $17.4 million or 46.9% above the comparable 1993 earnings of $11.9 million.

Excluding divisions sold, net sales increased $65.4 million or 13.2 % over 1993 due to strengthening in most product markets and significant growth from sales
programs and services initiated since 1992.   Sales recorded in 1994 were $558.8
million compared with 1993 sales of $493.4 million. Sales increases by business segment were as follows:

                                              Sales Increase
                                        --------------------------
                                            Amount           %
                                            ------           -
     Industrial Services
       Technology Services divisions    $  35.9 million    16.0 %
       SIMCO divisions                     10.4 million     8.8 %
                                        -------
     Total Industrial Services             46.3 million    13.5 %
     Retail Merchandising                  16.2 million    28.6 %
     Retail Glass Services                  2.9 million     3.0 %
                                        -------
           Total Company                $  65.4 million    13.2 %
                                        =======


Cost of sales increased $38.7 million or 13.2%, due primarily to increased sales levels in the existing businesses in the comparison period.

Excluding divisions sold, gross margins were 40.7% in 1994 compared with 40.6% in 1993, comprised by business segment as follows:



                                           Year Ended December 31,
                                          -------------------------
                                              1994         1993
                                              ----         ----
      Industrial Services
         Technology Services divisions        27.7%        27.2%
         SIMCO divisions                      65.9%        66.4%
           Total Industrial Services          40.3%        40.7%
      Retail Merchandising                    51.0%        50.7%
      Retail Glass Services                   34.4%        34.4%

The erosion in gross margin in the SIMCO divisions is due mainly to increased sales allowances related to business expansion programs and competitive pricing pressures. Sales mix contributed principally to the change in gross margins in the remaining divisions/segments.

Excluding divisions sold, total S,G&A expenses increased by $20.4 million or 12.1% compared with 1993, comprised as follows: increased selling expenses of $12.1 million or 15.5%, increased warehouse and delivery expenses of $3.3 million or 11.7% and increased general and administrative expenses of $5.0 million or 8.0%.

Selling and warehouse and delivery expense increased during 1994 to support the substantial increase in 1994 sales levels and expansion programs. General and administrative expenses in 1994 increased primarily by inflationary growth in fixed costs and increased incentive-based compensation for the management segment as a result of 1994 net income performance.

Excluding divisions sold, S,G&A expenses, as a percentage of sales were as follows in 1994 and 1993:

                                             Year Ended December 31
                                            ------------------------
                                               1994         1993
                                               ----         ----
     Selling Expenses                          16.1%        15.8%
     Warehouse and Delivery Expenses            5.7%         5.8%
     General and Administrative Expenses       12.1%        12.7%
                                               ----         ----
           Total S,G&A Expenses                33.9%        34.2%
                                               ----         ----

Overall, as a percentage of sales, total S,G&A expenses decreased due mainly to the increase in sales levels in relation to the fixed cost component of S,G&A expenses.

As calculated in accordance with the partnership agreement, the management fee due the GP annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners.

Depreciation expense decreased $.3 million due primarily to a reduction in the depreciable fixed asset base as a result of fully depreciated assets.

Amortization expense decreased $.3 million due primarily to the expiration of non-compete agreements in the Retail Glass Services Segment.

Net results of operations from divisions sold in 1994 and 1995 increased $2.0 million over 1993 due to economic strengthening in 1994.

Interest expense increased $.1 million in the comparison period due mainly to higher interest rates in 1994 over the comparable 1993 year.

Other expense of $1.7 million in 1994 consisted primarily of provisions for legal, insurance and investment banking matters compared with favorable resolution of legal and insurance matters in 1993 resulting in other income of $.2 million.

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

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $1.10 of income per Class A limited partnership interest for the year ended December 31, 1994, and December 31, 1993; and $.79 of income per Class B limited partnership interest in 1994 including a gain of $.16 per Class B interest from the sale of the Electrical Group divisions, compared with $.28 of income per Class B limited partnership interest in 1993. Income per Class B interest for the twelve months ended December 31, 1994 and 1993 included $.39 and $.30, respectively, of income from divisions sold.

Liquidity and Capital Resources

Net cash provided by operations for the twelve months ended December 31, 1995 was $17.1 million a decrease of $.6 million from the prior year level of $17.7 million. The Company's net interest coverage ratio (earnings before interest, taxes and gain on sale of divisions over net interest expense) improved to 4.56X in 1995 from the 1994 level of 3.58X.

The Company's cash position of $5.9 million as of December 31, 1995, increased $1.0 million from the balance at December 31, 1994. Cash was provided during 1995 primarily from operations of $17.1 million and proceeds from the sale of the Dorman Products and Downey Glass divisions of $44.9 million. Cash was used during this period predominantly for distributions to the general and limited partners ($27.2 million), repayment of debt obligations ($19.0 million), acquisitions ($7.4 million), capital expenditures ($4.3 million) and the purchase of life insurance ($3.1 million).

The Company's working capital position of $95.8 million at December 31, 1995, represents an increase of $19.8 million from the December 31, 1994 level of $76.1 million. The increase is primarily attributable to reinvestment in working capital of $12.8 million, a decrease in the current portion of Senior Notes of $12.5 million due to repayments, and acquired working capital of $5.0 million related to the Curtis acquisition, offset by $10.5 million of divested working capital related to the sale of Dorman Products and Downey Glass. The Company's current ratio increased to 2.11 at December 31, 1995 from the December 31, 1994 level of 1.72.

The Company's financial position has strengthened as a result of the sale of its Electrical Group divisions, and the Dorman Products and Downey Glass divisions. On March 14, 1995, the Company prepaid a portion of its senior notes in the amount of $14.2 million, including accrued interest thereon of $.4 million and a make-whole penalty of $.6 million. On December 1, 1995 and 1994, the Operating Partnership paid scheduled principal repayments on its senior notes aggregating $4.8 million and $5.7 million, respectively. As of December 31, 1995, the Company's total debt as a percentage of its consolidated capitalization is 43.5% compared with 55.0% as of December 31, 1994.

The Company anticipates spending approximately $3.4 million for capital expenditures in 1996, primarily for machinery and equipment.

As of December 31, 1995, the Operating Partnership had $39.9 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through December 31, 1997. The Company had no bank borrowings outstanding at December 31, 1995 under the Bank Credit Agreement. The $10.1 million outstanding under the Bank Credit Agreement represented letter of credit commitments only. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $.5 million USD was outstanding at December 31, 1995.

In accordance with its Senior Note and Bank Credit Agreements, the Company was not permitted to make acquisitions in 1993 and 1994. The acquisition restriction in 1994 was a result of an amendment to the credit agreements executed in the first quarter of 1994 that eased certain coverage ratios and other financial requirements of the credit agreements. In 1995, acquisition spending amounted to $7.5 million. Management intends to continue its acquisition strategy in 1996, with authorized spending of up to $15.0 million in the aggregate, to complement internal growth.

The Operating Partnership was required to reduce permanently the bank revolver commitment under the bank credit agreement by approximately $13.0 million as a result of the sale of certain operating divisions. However, the banks have waived this permanent reduction and maintained the existing bank credit commitment of $50.0 million. For 1995 and future years, the lenders have agreed to revise certain covenant tests to exclude the impact of cash distributions to holders of Class B interests related solely to tax gains on divisions sold.

The taxable gain from the sale of the Dorman Products and Downey Glass divisions in 1995 amounted to $.927 and $.232 per Class B interest, respectively. The sale of the Electrical Group divisions in December 1994 resulted in a taxable gain of $.408 per Class B Interest. With respect to the sale of Dorman Products on January 3, 1995, the Operating Partnership paid a partial tax distribution on April 10, 1995 to Class B holders of record as of December 30, 1994, in the amount of $.15 per Class B Interest. The remaining balance of the tax distribution for the taxable gain on the sale of Dorman Products in the amount of $.175 per Class B Interest will be paid on March 29, 1996, along with a tax distribution in the amount of $.081 per Class B interest to holders of record as of September 29, 1995 related to the sale of the Downey Glass division on October 27, 1995. Related to the sale of the Electrical Group divisions, the Partnership made a tax distribution on March 31, 1995 to Class B holders of record as of December 30, 1994, equal to approximately $.143 per Class B Interest.

See Item 3 - Legal Proceedings, for the description of a recent lawsuit with respect to the sale of the Company's Dorman Products division. Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance
or other indemnity.   In the opinion of management, the ultimate resolution of
these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Company.


Income Taxes

As a result of the Company's adoption of SFAS No. 109 in 1992, the Company has a deferred tax asset aggregating $2.8 million as of December 31, 1995. Management believes that the Company's deferred tax asset will be realized through the reversal of existing temporary differences after December 31, 1997, when the Company will be treated as a corporation for federal income tax purposes. The temporary differences expected to reverse after December 31, 1997, between the financial statement and tax bases, are composed of prepayment penalties in the amount of $.8 million and deferred compensation liabilities in the amount of $7.5 million, net of a valuation allowance of $.4 million. See Note 13 of Notes to Consolidated Financial Statements.

The minimum level of future taxable income necessary to realize the Company's recorded deferred tax asset at December 31, 1995, is approximately $7.1 million. For the three years ended December 31, 1995, the Company's consolidated net income per the financial statements reconciled to federal taxable income in thousands of dollars is shown below:


                                            1995     1994      1993
                                          --------  -------  --------
Consolidated Net Income per the
  Financial Statements ("Book")           $44,116   $29,544  $18,506

Tax Adjustments to Book Income:
-------------------------------
  Goodwill & Other Intangible Asset
   Amortization                             1,252     1,634    1,807
  Depreciation                                467       506      796
  Deferred Compensation, net                  942     2,917      384
  Self-Insurance Accrued Expenses, net       (776)      844    3,331
  Tax gain in excess of book gain from
   sale of Divisions                        1,977     1,216       --
  Other Increase (Decrease) to
   Book Income, net                         1,893       451     (288)
                                          -------   -------  -------
Federal Taxable Income                    $49,871   $37,112  $24,536
                                          =======   =======  =======


Partnership Tax Status

As previously stated, after December 31, 1997, the Company will be taxed as a corporation for federal income tax purposes. Management has been exploring various restructuring alternatives such as converting into corporate form or remaining as a limited partnership. If the Company remains a limited partnership, the effect of the change in taxation will result in the Company paying a corporate income tax at the Company level. Therefore, in accordance with the Partnership Agreement, the Company's income will not be allocated for tax purposes to the partners as is currently being done, and limited partners will pay taxes only on distributions from the Company, if any. Additionally, in accordance with the Partnership Agreement, the Company would no longer make tax distributions with respect to Class B limited partnership interests. Accordingly, a decision on whether any other distribution will be made with respect to the Class B interests is solely within the discretion of the General Partner. Based on current operations, it is likely that cash will be retained in the Company to fund its acquisition program and corporate requirements. If the Company remains a limited partnership, there will be no change with respect to the priority return distribution paid to the Class A interests in the amount of $.0917 per month to each Class A interest to aggregate $1.10 annually.


Inflation

Inflation in recent years has had a modest impact on the operations of the Company. Continued inflation, over a period of years at higher than current rates, would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company's operating divisions to raise prices is dependent upon competitive market conditions.

Item 8 - Financial Statements and Supplementary Data.
-------------------------------------------------------



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                                                                Page

Report of Independent Accountants                                24

Financial Statements:

    Consolidated Balance Sheets, December 31, 1995 and 1994      25

    Consolidated Statements of Income, Years ended
      December 31, 1995, 1994 and 1993                           26

    Consolidated Statements of Cash Flows, Years ended
      December 31, 1995, 1994 and 1993                           27

    Consolidated Statements of Changes in Partners' Capital,
      Years ended December 31, 1995, 1994 and 1993               28

    Notes to Consolidated Financial Statements                   29-43


Financial Statement Schedules:

    I         Condensed Financial Information of Registrant      44

    II        Valuation Accounts                                 45

                       Report of Independent Accountants



The Board of Directors
 Lehman/SDI, Inc.


We have audited the accompanying consolidated balance sheets of Sun Distributors L.P. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedules listed in Item 14 (a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Distributors L.P. and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand, LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 8, 1996

                           SUN DISTRIBUTORS L.P. AND
                                  SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

       ASSETS
    ------------                                      DECEMBER 31, 1995       DECEMBER 31, 1994
                                                      -----------------       -----------------
Current assets:
 Cash and cash equivalents                                 $  5,900               $  4,903
 Accounts and notes receivable, net of
  allowance for doubtful accounts of
  $1,827 and $2,472, respectively                            75,824                 77,521
 Inventories                                                 96,022                 92,653
 Other current assets                                         4,742                  6,703
                                                           --------               --------
    Total current assets                                    182,488                181,780
Property and equipment, net                                  20,181                 27,514
Goodwill (net of accumulated amortization
 of $11,739 and $11,259, respectively)                       44,250                 48,458
Other intangibles (net of accumulated
 amortization of $13,724 and $14,396,
 respectively)                                                1,312                  2,477
Deferred income taxes                                         2,844                  2,144
Cash surrender value of life insurance policies               3,009                    ---
Other assets                                                    507                  3,813
                                                           --------               --------
    Total assets                                           $254,591               $266,186
                                                           ========               ========
     LIABILITIES AND PARTNERS' CAPITAL
   -------------------------------------
Current liabilities:
 Accounts payable                                          $ 42,437               $ 44,435
 Notes payable                                                2,753                  2,709
 Current portion of senior notes                              6,395                 18,970
 Current portion of capitalized lease obligations               ---                    387
 Distributions payable to partners                            7,819                  7,774
 Accrued expenses:
  Salaries and wages                                          5,109                  7,131
  Management fee due the general partner                      3,330                  3,330
  Income and other taxes                                      3,398                  3,338
  Other accrued expenses                                     15,406                 17,646
                                                           --------               --------
    Total current liabilities                                86,647                105,720
Senior notes                                                 63,934                 70,330
Capitalized lease obligations                                   ---                  4,451
Deferred compensation                                         7,829                  6,398
Other liabilities                                             1,238                     68
                                                           --------               --------
    Total liabilities                                       159,648                186,967
                                                           --------               --------
Commitments and contingencies
Partners' capital:
 General partner                                                963                    791
 Limited partners:
  Class A interests                                          67,642                 67,642
  Class B interests                                          29,252                 12,300
  Class B interests held in treasury                      (   1,514)             (   1,514)
 Cumulative foreign currency translation adjustment       (   1,400)                   ---
                                                           --------               --------
    Total partners' capital                                  94,943                 79,219
                                                           --------               --------
    Total liabilities and partners' capital                $254,591               $266,186
                                                           ========               ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE YEARS ENDED DECEMBER 31,
        (dollars in thousands, except for partnership interest amounts)



                                                               1995         1994         1993
                                                            -----------  -----------  -----------
Net sales                                                   $   599,865  $   558,754  $   493,437
Cost of sales                                                   355,004      331,609      292,878
                                                            -----------  -----------  -----------
  Gross profit                                                  244,861      227,145      200,559
                                                            -----------  -----------  -----------
Operating expenses:
 Selling, general and administrative expenses                   205,180      189,252      168,839
 Management fee to general partner                                3,330        3,330        3,330
 Depreciation                                                     3,358        3,249        3,556
 Amortization                                                     1,961        2,143        2,496
                                                            -----------  -----------  -----------
  Total operating expenses                                      213,829      197,974      178,221
                                                            -----------  -----------  -----------
Net results of operations from
 divisions sold (note 5)                                            270        8,588        6,637
                                                            -----------  -----------  -----------
  Income from operations                                         31,302       37,759       28,975

Interest income                                                     412           66           85
Interest expense                                                  7,332        9,956        9,876
Other income (expense), net                                         256 (      1,748)         191
Gain on sale of divisions (note 5)                               20,644        3,523           --
                                                            -----------  -----------  -----------
   Income before provision for income taxes                      45,282       29,644       19,375

Provision for income taxes                                          537          100          869
                                                            -----------  -----------  -----------
   Income before extraordinary loss                              44,745       29,544       18,506

Extraordinary loss from early extinguishment
   of debt (note 4)                                        (        629)          --           --
                                                            -----------  -----------  -----------
   Net income                                               $    44,116  $    29,544  $    18,506
                                                            ===========  ===========  ===========

Net income allocated to partners:
 General partner                                            $       441  $       295  $       185
                                                            -----------  -----------  -----------
 Class A limited partners                                   $    12,210  $    12,210  $    12,210
                                                            -----------  -----------  -----------
 Class B limited partners                                   $    31,465  $    17,039  $     6,111
                                                            -----------  -----------  -----------

Earnings per Limited partnership interest:

  Income before extraordinary loss
    - Class A interest                                      $      1.10        $1.10  $      1.10
    - Class B interest                                      $      1.48        $ .79  $       .28

  Extraordinary loss
    - Class A interest                                               --           --           --
    - Class B interest                                     (      $0.03)          --           --

  Net income
    - Class A interest                                      $      1.10        $1.10  $      1.10
    - Class B interest                                      $      1.45        $ .79  $       .28

Weighted average number of outstanding
 limited partnership interests:
 - Class A interests                                         11,099,573   11,099,573   11,099,573
 - Class B interests                                         21,675,746   21,675,746   21,675,746

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,
                            (dollars in thousands)


                                                                   1995         1994         1993
                                                                 --------     --------     --------
Cash flows from operating activities:
 Net income                                                      $ 44,116     $ 29,544     $ 18,506
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization-Existing divisions                5,319        5,392        6,052
    Depreciation and amortization-Divested divisions                  338        1,750        1,902
    Decrease in cash value of life insurance                           58          ---          ---
    Gain on sale of divisions                                   (  20,644)   (   3,523)         ---
    Extraordinary loss                                                629          ---          ---
    Provision for deferred compensation                             2,340        3,187          721
    Deferred income tax expense (benefit)                       (     700)   (     734)         208
    Changes in current operating items:
     Increase in accounts and notes receivable                  (   3,666)   (  11,783)   (   4,855)
     Increase in inventories                                    (   8,209)   (   9,436)   (  10,689)
     Decrease (increase) in other current assets                      857          347    (     815)
     Increase in accounts payable                                   2,531        1,865       10,542
     Increase (decrease) in accrued interest                    (     141)   (      42)         516
     Increase (decrease) in other accrued liabilities           (   6,062)       4,836        2,415
    Other items, net                                                  284    (   3,699)   (     932)
                                                                 --------     --------     --------
   Net cash provided by operating activities                       17,050       17,704       23,571
                                                                 --------     --------     --------
Cash flows from investing activities:
 Proceeds from sale of divisions                                   44,873       26,561          ---
 Proceeds from sale of property and equipment                         757          724          384
 Payment for purchase of assets                                 (   7,385)         ---          ---
 Investment in life insurance policies                          (   3,067)         ---          ---
 Capital expenditures                                           (   4,299)   (   4,263)   (   3,734)
 Other, net                                                     (      93)         228           55
                                                                 --------     --------     --------
   Net cash provided by (used for) investing
    activities                                                     30,786       23,250    (   3,295)
                                                                 --------     --------     --------
Cash flows from financing activities:
 Repayment of senior notes                                      (  18,971)   (   5,700)         ---
 Repayments under the bank credit agreement, net                      ---    (  10,000)   (   5,000)
 Prepayment penalties and related costs                         (     629)         ---          ---
 Cash distributions to partners                                 (  27,218)   (  20,357)   (  14,940)
 Borrowings (repayments) under other credit facilities, net            44    (     702)         817
 Principal payments under capitalized lease obligations         (      65)   (     619)   (     618)
 Other, net                                                           ---          ---           47
                                                                 --------     --------     --------
   Net cash used for financing activities                       (  46,839)   (  37,378)   (  19,694)
                                                                 --------     --------     --------
Net increase in cash and cash equivalents                             997        3,576          582

Cash and cash equivalents at beginning of period                    4,903        1,327          745
                                                                 --------     --------     --------
Cash and cash equivalents at end of period                       $  5,900     $  4,903     $  1,327
                                                                 ========     ========     ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                              FOR THE YEARS ENDED
                            (dollars in thousands)

                                                         PARTNERS' CAPITAL
                                    ------------------------------------------------------------
                                                                           Cumulative
                                                                             Foreign
                                                                            Currency
                                             Class A   Class B   Class B   Translation
                                    General  Limited   Limited   Treasury  Adjustment    TOTAL
                                    -------  --------  --------  --------  -----------  --------
Balance, December 31, 1992              726    67,642     5,721    (1,514)         ---  $ 72,575

  Net income                            185    12,210     6,111       ---          ---    18,506

  Cash distributions paid and/or
    declared to partners              ( 182) ( 12,210) (  5,807)      ---          ---  ( 18,199)
                                      -----  --------  --------  --------  -----------  --------
Balance, December 31, 1993              729    67,642     6,025  (  1,514)         ---    72,882

  Net income                            295    12,210    17,039       ---          ---    29,544

  Cash distributions paid and/or
    declared to partners              ( 233) ( 12,210) ( 10,764)      ---          ---  ( 23,207)
                                      -----  --------  --------  --------  -----------  --------
Balance, December 31, 1994              791    67,642    12,300  (  1,514)         ---    79,219

  Net income                            441    12,210    31,465       ---          ---    44,116

  Cash distributions paid and/or
    declared to partners              ( 269) ( 12,210) ( 14,513)      ---          ---  ( 26,992)

  Cumulative foreign currency
    translation adjustment              ---       ---       ---       ---  (     1,400) (  1,400)
                                      -----  --------  --------  --------  -----------  --------
Balance, December 31, 1995            $ 963  $ 67,642  $ 29,252  ( $1,514) (    $1,400) $ 94,943
                                      =====  ========  ========  ========  ===========  ========


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


       Nature of Operations:
       ---------------------

   The Company is one of the largest wholesale distributors of industrial products and related services in the United States. The Company's three principal lines of business are: (1) industrial products and services, primarily maintenance and fluid power products and inventory management services sold to industrial customers for machine and plant maintenance and for manufacturing of original equipment; (2) retail merchandising products and services, primarily fasteners and related products sold to retail hardware stores; and (3) retail glass products and services sold to construction and retail markets. Based on net sales of existing divisions for the year ended December 31, 1995, the Industrial Services Segment provides approximately 71% of the Company's sales through its Sun Technology Services divisions (48% of net sales) and the Sun Inventory Management Company ("SIMCO") divisions (23% of net sales). The Retail Merchandising and Retail Glass Services Segments provide approximately 14% and 15%, respectively, of the Company's net sales.

   Although its sales are primarily industrially-based, the Company has over 179,000 customers, the largest of which accounted for less than 4% of net sales for the year ended December 31, 1995. The Company's products and services are sold throughout all 50 states as well as in Canada and Mexico. Foreign sales account for less than 5% of total revenues. The average single sale during the year ended December 31, 1995 was less than three hundred
   dollars.   Sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States.


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

   Statement of Financial Accounting Standards ("SFAS") No. 109 requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The Company's deferred taxes are determined from temporary differences expected to reverse after December 31, 1997, when the Company will be taxed as a corporation. Therefore, a deferred provision or benefit for state and federal income taxes is reflected in the accompanying consolidated statements of income.

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

        Translation of Foreign Currencies:
        ----------------------------------

   The translation of applicable foreign-currency-based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The cumulative foreign currency translation adjustment was included in non-current liabilities prior to 1995. In 1995 such amount has been classified as a separate component of partner's capital.

   Exchange adjustments resulting from foreign currency transactions are recognized in net income and were immaterial for the three years ending December 31, 1995.

        Use of Estimates in the Preparation of Financial Statements:
        ------------------------------------------------------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   The Company's Class A and Class B limited partnership interests outstanding, as of December 31, 1995, are held as follows:


                                     Class A                Class B
                                    Interests              Interests
                                    ---------              ---------
   Public Investors            11,010,035 ( 99.2%)     11,637,103 ( 53.7%)
   Lehman Holdings and
     Affiliates                         --              5,896,678 ( 27.2%)
   Executive Officers and
     Directors (a)                 89,538 (  0.8%)      4,141,965 ( 19.1%)
                               -------------------     -------------------
        Total                  11,099,573 (100.0%)     21,675,746 (100.0%)(b)
                               ===================     ======================

   (a) Executive officers of the Company and the Operating Partnership and Directors of Lehman/SDI, Inc., including beneficial ownership.

   (b) Net of 523,400 Class B interests held in the Company's treasury as of December 31, 1995.

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

   Holders of Class A interests are entitled to receive, to the extent cash is available, $1.10 annually (the "priority return") per Class A interest, which is currently paid monthly. On December 15, 1995, the Company declared a priority return distribution for the month of January 1996 in the amount of $1,038 or $.091666 per Class A interest payable January 31, 1996, to holders of record December 29, 1995. The Class A capital account as of December 31, 1995 and 1994, was $10.00 per Class A interest.

   All items of income and loss and cash distributions of the Operating Partnership are allocated 99% to the Company and l% to the GP. The GP is allocated l% of the Company's share of income or loss and cash distributions, with the remaining 99% allocated to the limited partners.

   Income for federal income tax purposes is allocated to the holders of Class A interests, until the Class A capital account of each holder is equal to the sum of their initial capital investment ($10.00 per Class A interest), plus any unpaid priority return. For years 1995, 1994, and 1993, federal taxable income per Class A interest amounted to $1.10 per year, all of which represented ordinary income. Any remaining income after the Class A allocation is allocated to the holders of Class B interests. The holders of Class B interests receive an allocable share of loss until the Class B capital account (as defined in the partnership agreement) of each holder is reduced to zero. Thereafter, any unallocated loss is allocated to the holders of Class A interests.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


   3.  Ownership Structure, continued:

   For 1995, 1994 and 1993, federal taxable income amounted to $1.6923, $1.1146 and $.5411 per Class B interest, respectively. Federal taxable income in 1995 consists of ordinary income of $.5326 per Class B interest and a combined capital gain of $1.1597 per Class B interest related to the sale of the Dorman Products and Downey Glass divisions (see Note 5, Acquisitions/Divestitures). Federal taxable income in 1994 consisted of ordinary income of $.7069 per Class B interest and a capital gain of $.4077 per Class B interest related to the sale of the Electrical Products Group divisions. In 1993, federal taxable income consisted of ordinary income only. The Class B capital account as of December 31, 1995 and 1994, was approximately $2.54 and $1.52 per Class B interest, respectively.

   Holders of Class B interests are entitled to receive annual cash distributions sufficient to cover their tax liabilities on taxable income allocated to the Class B interests (the "Class B Tax Distribution"). For 1995, the Class B Tax Distribution amounted to $14,807 or $.6695 per Class B interest which was partially paid in the amount of $.02 per Class B interest per month for the period January through December 1995 and a partial distribution of $.15 paid on April 10, 1995 to holders of record on December 30, 1994, related to the taxable gain on the sale of the Dorman Products division on January 3, 1995. On March 29, 1996, the Partnership intends to distribute the balance of the tax distribution due of $.2795 per Class B interest, as follows: approximately $.1745 to holders of record on December 30, 1994 for the balance due on the taxable gain on the sale of Dorman Products; $.00197 per month to holders of record of Class B interests on the first day of the month during January through December 1995 for the balance due on ordinary income; and $.0814 to holders of record on September 29, 1995 related to the taxable gain on the sale of the Downey Glass division (see
   Note 5, Acquisitions/Divestitures).

   For 1994, the Class B Tax Distribution amounted to $10,895 or $.492619 per Class B interest which was partially paid in the amount of $.009352 per Class B interest per month for the period January through March 1994 and $.02 per Class B interest per month during the period April through December 1994.
   The monthly tax distributions were paid to holders of record on the first day of each month during 1994 and aggregated $.208056 per Class B interest for the full year 1994. On March 31, 1995, the Partnership paid the balance of the tax distribution due of $.284563 per Class B interest, as follows: approximately $.01981 per month to holders of record of Class B interests on the first day of the month during January through March 1994, $.00916 per month for April through November 1994, and $.15185 for December 1994 which includes $.14269 related to the capital gain on the sale of the Electrical Products Group divisions. (See Note 5, Acquisitions/Divestitures.)

   For 1993, the Class B Tax Distribution amounted to $5,925 or $.267864 per Class B interest which was paid in the amount of $.009352 per Class B interest per month during 1993 to holders of record on the first day of each month. The remaining balance due of $.15564 per Class B Interest was paid on March 31, 1994 to holders of record on the first day of each month during 1993 in the amount of $.01297 per Class B Interest.

   On December 15, 1995, the Company declared a Class B Tax Distribution for the month of January 1996 in the amount of $442 or $.02 per Class B interest payable January 31, 1996, to holders of record on December 29, 1995.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


   4.  Extraordinary Loss:

   In 1995, the Company recorded an extraordinary loss of $629 or approximately $.03 per Class B limited partnership interest, due to early extinguishment of a portion of the Operating Partnership's Series A 9.08% and Series B 8.44% Senior Notes (See Note 9, Long-Term Debt).


   5.  Acquisitions/Divestitures:

   In November 1995, the Company's Hillman Fastener division purchased certain assets of the Retail division of Curtis Industries of Eastlake, Ohio, for an aggregate purchase price of $7,457 and the assumption of certain liabilities. The aggregate purchase price includes goodwill of $2,051. This acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

   No acquisitions were consummated during 1994 and 1993 as a result of restrictions on acquisition expenditures imposed by the credit agreements of the Operating Partnership (See Note 8, Lines of Credit and Note 9, Long-Term
   Debt).

   On October 27, 1995, the Operating Partnership sold certain assets of its Downey Glass division for a cash consideration, net of expenses, of approximately $6,237 (subject to certain post-closing adjustments) and the assumption of certain liabilities. The Operating Partnership recorded a gain on the sale in the amount of $4,144 or $.19 per Class B interest included in
   the 1995 consolidated statement of income.   The aggregate assets sold, net
   of liabilities, in connection with the sale of the Downey Glass division was approximately $2,093.

   On January 3, 1995, the Operating Partnership sold certain assets of its Dorman Products division for a cash consideration, net of expenses, of approximately $36,600 (subject to certain post-closing adjustments) and the assumption of certain liabilities. The Operating Partnership recorded a gain on the sale in the amount of $16,500 or $.75 per Class B interest included in the 1995 consolidated statement of income. The aggregate assets sold, net of liabilities, in connection with the sale of Dorman Products was approximately $20,100.

   On December 5, 1994, the Operating Partnership sold certain assets of its Electrical Products Group divisions for a cash consideration, net of expenses, of approximately $27,800 (subject to certain post-closing adjustments) and the assumption of certain liabilities. The Operating Partnership recorded a gain on the sale in the amount of $3,523 or $.16 per Class B interest included in the 1994 consolidated statement of income. The aggregate assets sold, net of liabilities, in connection with the sale of the Electrical Products Group divisions was approximately $24,300.

   For comparison purposes the Company has reported the results of operations for the divisions sold during 1994 and 1995 as a separate component of income from operations on the Consolidated Statement of Income, and has reclassified prior periods accordingly. Sales from the divested divisions aggregated $29,077, $177,107 and $162,270 for the years ended December 31, 1995, 1994 and 1993, respectively, and have been excluded from net sales reported on the Consolidated Statement of Income. Total assets for the divested divisions were $37,982 at December 31, 1994 and are included in the Consolidated Balance Sheets.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)


   6.  Related Party Transactions:

   The GP earns a management fee annually from the Operating Partnership equal to 3% of the aggregate initial Capital Investment of the holders of Class A interests ($110,996). The management fee will be paid only after cumulative outstanding priority returns and additional required cash distributions are paid. In addition, the management fee can be paid only if the Company complies with covenants required by the credit agreements (see Note 8, Lines of Credit, and Note 9, Long-Term Debt). Management fees earned but not paid accumulate until paid. Management fees earned in each of years 1995, 1994 and 1993 were $3,330. In March 1995, the Operating Partnership paid $3,330 of the 1994 management fee. In March 1994, the Operating Partnership paid $1,665 of the 1993 management fee and deferred payment of the remaining $1,665 until June 1994 to maintain compliance with requirements of the credit agreements. In March of 1993, the Operating Partnership paid $1,665 of the 1992 management fee and deferred payment of the remaining $1,665 until June 1993 to maintain compliance with requirements of credit agreements. Management expects to pay in full the 1995 management fee due March 31, 1996.

   Certain warehouse and office facilities are leased from employees under various operating leases. Charges to income applicable to these leases totaled $260 in 1995, $405 in 1994, and $367 in 1993. Aggregate future minimum lease obligations under these leases at December 31, 1995, were $156.


   7.  Property and Equipment:

   Property and equipment consist of the following at December 31, 1995 and 1994:


                                                 1995     1994
                                                -------  -------
        Land                                    $ 3,319  $ 3,589
        Buildings and leasehold improvements     18,048   24,133
        Machinery and equipment                  16,290   23,526
        Furniture and fixtures                    9,208    9,316
                                                -------  -------
                                                 46,865   60,564
        Less accumulated depreciation            26,684   33,050
                                                -------  -------
                                                $20,181  $27,514
                                                =======  =======



   8.  Lines of Credit:

   On December 22, 1992, the Operating Partnership entered into a $50,000 bank credit agreement with three lenders. This agreement provides borrowings on a revolving credit basis at interest rates based on the London Interbank Offered Rate ("LIBOR") plus 1 and 3/4% and prime. Letters of credit commitments are issued at varying rates. The bank credit agreement's original termination date of December 22, 1995 has been extended to December 31, 1997. The credit facility requires a commitment fee of 1/2 of 1% per year on the average daily unused portion of the commitment and an annual agent's fee. There is no compensating balance requirement under this facility. The Company had no bank borrowings outstanding at December 31, 1995, under the bank credit agreement. The $10,103 outstanding balance under the facility at December 31, 1995, represents letter of credit commitments only.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)


   8.  Lines of Credit, continued:


   The bank credit agreement contains covenants restricting distributions from the Operating Partnership to the Company and the GP. Amounts available for distribution in accordance with the bank credit agreement at December 31, 1995, were $8,620. The agreement also requires the maintenance of specific coverage ratios and levels of financial position and restricts incurrence of additional debt and the sale of assets. The bank credit agreement did not permit the Company to consummate acquisitions in 1994 and 1993. Amendments to the agreement were negotiated in March and December of 1994 to ease certain coverage ratios and other financial requirements in 1994 and future years. The December 1994 amendment allows for acquisition spending in 1995 and future years up to $15,000 in any calendar year, absent a default or event of default as defined in the bank credit agreement.

   In connection with the sale of operating divisions (see note 5, Acquisitions/ Divestitures) the Operating Partnership was required to reduce permanently the bank revolver commitment under the bank credit agreement by approximately $13,000. However, the banks waived this permanent reduction and maintained the existing bank credit commitment of $50,000. For 1995 and future years, the lenders have agreed to revise certain covenant tests to exclude the impact of cash distributions to holders of Class B interests related solely to tax gains on divisions sold.

   The Operating Partnership has another credit facility available in the amount of $500 for letters of credit of which no amount was outstanding at December 31, 1995. The letters of credit commitments are issued at varying rates. This facility, renewable annually, is not subject to compensating balance requirements or unused commitment fees.

   An indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit with a local lender for working capital purposes of which $463 USD was outstanding at December 31, 1995. This facility, which is renewable annually, provides bank borrowings at an interest rate of prime plus 1/4 of 1%. There are no compensating balance requirements or commitment fees associated with this facility.


   Notes payable consisted of the following at December 31, 1995 and 1994:


                                                       1995    1994
                                                      ------  ------
        Short-term bank borrowings drawn on
          working capital lines of credit             $  463  $  449
        Trade notes payable in accordance with
          glass inventory financing arrangements       1,474   1,474
        Notes payable in accordance with insurance
          financing arrangements                         816     786
                                                      ------  ------
                                                      $2,753  $2,709
                                                      ======  ======

   The weighted average interest rate on the outstanding notes payable borrowings at December 31, 1995 and 1994 was 3.01% and 2.84%, respectively.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


   9.  Long-Term Debt:

   On December 22, 1992, the Operating Partnership issued $95,000 of senior notes with a final maturity of December 1, 2002, through a private placement with several institutional investors. The proceeds from the sale of the senior notes in conjunction with the bank credit were used principally to extinguish $110,000 9 1/2% senior notes, interest thereon and related prepayment penalties (see Note 8, Lines of Credit).

   The new senior notes were issued in two series, as follows: $65,000 Series A notes at 9.08% and $30,000 Series B notes at 8.44%. Interest is required to be paid semiannually on June 1 and December 1 on the outstanding principal of the senior notes. The Operating Partnership repaid $4,796 and $5,700 of principal on December 1, 1995 and 1994, respectively. This consisted of $3,282 and $3,900 in Series A notes, and $1,514 and $1,800 in Series B notes in 1995 and 1994, respectively. Principal repayments required on the senior notes during each of the five years subsequent to December 31, 1995, are as follows:


                                        Series A      Series B
                                        --------      --------
             December 1, 1996            $4,375        $2,020
             December 1, 1997             4,375         2,020
             December 1, 1998             5,468         2,522
             December 1, 1999             6,562         3,030
             December 1, 2000             8,201         3,786


   Optional prepayments, in multiples of $100, may be made at anytime, as a whole or in part, with accrued interest thereon plus a penalty ("make-whole amount"), if any, as defined in the note agreement.

   If the Company sells a significant amount of assets as defined in the note agreement, it must make an offer of prepayment of note principal to the senior noteholders determined on an applicable share basis with the bank credit agreement. The prepayment offer also must include accrued interest thereon plus a make-whole amount, if any, as defined in the note agreement. Related to the sale of operating divisions in December 1994 and January 1995 (see Note 5, Acquisition/Divestitures), the Operating Partnership was required to offer the noteholders prepayment of senior notes in the amount of $14,175. The noteholders accepted the prepayment offer which the Operating Partnership paid on March 14, 1995, including accrued interest thereon of $360 and a prepayment penalty of $629 (see Note 4, Extraordinary Loss).

   The senior note agreement contains covenants restricting distributions from the Operating Partnership to the Company and the GP. Additionally, the note agreement restricts the incurrence of additional debt and the sale of assets and requires the maintenance of specific coverage ratios and levels of financial position. Also, the senior note agreement did not permit the Company to consummate acquisitions in 1993 and 1994. For 1994 and future years, the senior noteholders have agreed to ease certain coverage ratios and other financial requirements. The Operating Partnership is permitted acquisition spending in 1995 and future years of up to $15,000 in any calendar year, absent a default or event of default as defined in the senior note agreement.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


   9.  Long-Term Debt, continued:

   As of December 31, 1995, the fair value estimate of the Company's senior notes is approximately $73,000 as determined in accordance with SFAS No. 107. The Company discounted the future cash flows of its senior notes based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time and is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.


   10. Leases:

   Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 1995:


                                                     Operating
                                                      Leases
                                                     ---------
      1996                                             $ 9,362
      1997                                               7,892
      1998                                               6,086
      1999                                               4,084
      2000                                               3,228
      Later years                                        5,933
                                                       -------

            Total minimum lease payments               $36,585
                                                       =======


   Total rental expenses for all operating leases amounted to $14,232 in 1995, $15,153 in 1994, and $13,830 in 1993.


   11. Deferred Compensation Plans:

   Certain officers and employees earn performance-based compensation, payment of which is deferred until future periods.

   The Company adopted a new deferred compensation plan for its officers effective January 1, 1994. Under this plan, awards are earned based on operating performance over a five-year period which vest and are paid in cash only at the end of the fifth year. At the end of any year within the five-year program, the cumulative award is subject to reduction or forfeiture if performance goals are not achieved. Upon a change in control of the Operating Partnership, participants are entitled to payment of awards earned through completion of the most recent plan year. The amounts charged to income under this plan were $1,186 in 1995 and $850 in 1994. The portion of the Operating Partnership's deferred compensation liability attributable to this plan is $2,036 as of December 31, 1995.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)


   11. Deferred Compensation Plans, continued:

   For a plan adopted in 1987 and amended thereafter, certain employees earned awards which vest at the rate of 20% per year over the 5-year period following the year in which the award was earned. The awards will be paid at age 60, if elected by the employee, or upon death, disability or retirement and accrue interest until paid. Upon a change in control of the Operating Partnership, participants are entitled to payment of all vested and non-vested amounts including accrued interest. The full award is charged to operations in the year earned. The amounts charged to income under the plan were $1,135, $2,295 and $700 in 1995, 1994 and 1993, respectively. During the three years ended December 31, 1995, distributions from the plan amounted to $1,422 in 1995, $240 in 1994, and $332 in 1993. The deferred compensation liability attributable to the plan amounted to $6,229 at December 31, 1995 of which $1,160 is included in other accrued expenses.

   Under a former plan, effective through December 31, 1986, certain employees and officers earned deferred compensation amounts which unconditionally vested at the rate of 20% per year over the 5-year period following the year in which the award was earned. Participants of the former plan have elected to defer all outstanding awards until retirement. Upon a change in control of the Operating Partnership, participants are entitled to payment of their total account balance including accrued interest. Amounts charged to income and distributions related to the former plan for the three years ended December 31, 1995 were immaterial. The portion of the Operating Partnership's deferred compensation liability attributable to this plan is $724 at December 31, 1995.

   In December 1995, the Operating Partnership established a Rabbi trust to assist in funding the liabilities of the Deferred Compensation plans described above. This trust purchased insurance policies on the lives of certain participants in the Deferred Compensation plans. The Operating Partnership is the sole beneficiary of these insurance policies. The cash surrender value of these insurance policies was $3,009 at December 31, 1995.

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

   Costs charged to operations under retirement benefit plans are as follows:


                                         1995    1994    1993
                                        ------  ------  ------
        Defined contribution plans      $2,693  $3,498  $2,574
        Multi-employer pension plans       374     362     422
        Defined benefit plans              259     266     144
                                        ------  ------  ------
             Total                      $3,326  $4,126  $3,140
                                        ======  ======  ======

   Management estimates that its share of unfunded vested liabilities under multi-employer pension plans is not material.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)

   12. Retirement Benefits, continued:

   For the years ended December 31, 1995, 1994 and 1993, the costs of post-retirement benefits charged to income were $81, $115 and $347, respectively. The 1995 and 1994 charges were determined in accordance with SFAS No. 106 on an accrual basis with costs recognized in prior years upon payment of the post-retirement obligations. The Company's unrecognized accumulated post-retirement benefit liability as of December 31, 1995, 1994 and 1993 was $705, $744 and $840, respectively.


   13. Income Taxes:

   Deferred tax assets are comprised of the following at December 31, 1995 and 1994:


                                             1995     1994
                                            -------  -------
        Gross deferred tax assets:
          Deferred compensation             $2,936   $2,123
          Prepayment penalties related to
           early extinguishment of debt        299      346
                                            ------   ------
                                             3,235    2,469
        Valuation allowance for deferred
          tax assets                          (391)    (325)
                                            ------   ------

        Net deferred tax asset              $2,844   $2,144
                                            ======   ======

   Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. The Company has no deferred tax liability at December 31, 1995 or December 31, 1994.

   As of December 31, 1995, the Company's tax basis of its assets and liabilities was greater than its financial statement basis by approximately $72,000.

   The provision (benefit) for income taxes consists of the following:


                                  1995     1994   1993
                                 -------  ------  -----
        Current income taxes
          State and local        $  608   $ 276   $ 260
          Foreign                   629     558     401
                                 ------   -----   -----
                                  1,237     834     661
                                 ------   -----   -----

        Deferred income taxes
          Federal                  (627)   (657)    186
          State and local           (73)    (77)     22
                                 ------   -----   -----
                                   (700)   (734)    208
                                 ------   -----   -----

        Total income taxes       $  537   $ 100   $ 869
                                 ======   =====   =====


   14. Commitments and Contingencies:

   Performance and bid bonds are issued on the Company's behalf during the ordinary course of business through surety bonding companies as required by certain contractors. As of December 31, 1995, the Company had outstanding performance and bid bonds aggregating $911. As required by sureties, the Company has standby letters of credit outstanding in the amount of $650 as of December 31, 1995.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)

   14. Commitments and Contingencies, continued:

   Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts, legal proceedings and acquisition activities. As of December 31, 1995, the Company had outstanding letters of credit in the aggregate amount of $4,902 related to these activities.

   As of December 31, 1995 the Company has guaranteed approximately $1,773 worth of lease obligations, principally relating to businesses previously disposed. The Company is not currently aware of any existing conditions which would cause a financial loss related to these guarantees.

   Under the Company's insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to workman's compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of December 31, 1995, the Company has provided insurers letters of credit aggregating $4,551 related to certain insurance programs.

   On February 27, 1996, a lawsuit was filed against the Operating Partnership by the buyer of its Dorman Products division for alleged misrepresentation of certain facts by the Company upon which the buyer based its offer to purchase Dorman. The complaint seeks damages of approximately $21,000. In the opinion of management, the ultimate resolution of this matter will not have a material effect on the consolidated financial position, operations or cash flows of the Company.

   Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Company.


   15. Statements of Cash Flows:

   Supplemental disclosures of cash flow information are presented below:


                                                1995     1994     1993
                                               -------  -------  -------

   Cash paid during the period for:
     Interest                                   $7,304  $10,097   $9,412
                                                ------  -------   ------

     Income taxes                               $1,190  $   792   $  955
                                                ------  -------   ------

   Supplemental schedule of non-cash
   investing activities:

     Assumed liabilities in connection with
     the purchase of assets (See Note 5,
     Acquisitions/Divestitures)                 $  232  $  --     $  --
                                                ------  -------   ------


                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (dollars in thousands)

   16. Quarterly Data (unaudited):

   In 1995 the Company reclassified results of operations for divisions sold to a separate component of income from operations on the Consolidated Statement of Income (see Note 5, Acquisitions/Divestitures). For comparability, quarterly sales and gross profit information previously reported have been restated herewith:


      1995                                 First     Second    Third     Fourth
      ----                                 -----     ------    -----     ------
   Net sales, as reported on Form 10-Q   $154,792   $163,820  $163,214  $    N/A
   Less net sales, divisions sold           8,385      8,843     9,097       N/A
                                         --------   --------  --------  --------
   Net sales                              146,407    154,977   154,117   144,634

   Gross profit, as reported on Form
   10-Q                                    61,441     65,902    66,510       N/A
   Less gross profit, divisions sold        2,264      2,802     2,909       N/A
                                         --------   --------  --------  --------
   Gross profit                            59,177     63,100    63,601  $ 58,983


   Income before extraordinary loss        19,862      8,377     7,828     8,678

   Extraordinary loss (Note 4)               (629)        --        --        --

   Net income                              19,233      8,377     7,828     8,678

   Earnings per limited partnership
    interest:

      Income before extraordinary loss:
                - Class A                   $ .27      $ .28     $ .27     $ .28
                - Class B                   $ .77      $ .24     $ .22     $ .25

      Extraordinary loss:
                - Class A                   $ --        $ --     $ --      $ --
                - Class B                   $ (.03)     $ --     $ --      $ --

      Net Income:
                - Class A                   $ .27      $ .28     $ .27     $ .28
                - Class B                   $ .74      $ .24     $ .22     $ .25


      1994
      ----

   Net sales, as reported on Form 10-Q*  $175,109   $189,360  $192,547  $178,845
   Less net sales, divisions sold          42,455     45,991    48,023    40,638
                                         --------   --------  --------  --------
   Net sales                              132,654    143,369   144,524   138,207

   Gross profit, as reported on Form
    10-Q*                                  67,457     72,019    73,486    71,114
   Less gross profit, divisions sold       14,193     14,112    14,979    13,647
                                         --------   --------  --------  --------
   Gross profit                            53,264     57,907    58,507    57,467

   Net income                               4,165      8,026     7,656     9,697

   Net income per limited
     partnership interest
                - Class A                   $ .27      $ .28     $ .27     $ .28
                - Class B                   $ .05      $ .23     $ .21     $ .30

   *Fourth Quarter as reported on Form 10-K for the year ended December 31, 1994.

                     SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


   17. Concentration of Credit Risk:

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies.

                              SUN DISTRIBUTORS L.P. AND SUBSIDIARY

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             (dollars in thousands)



Balance Sheets as of December 31                    1995      1994       1993
--------------------------------                    ----      ----       ----

Assets
 Investment in SDI Operating Partners, L.P.        $94,943   $79,219   $ 72,882
                                                   =======   =======   ========
Partners' Capital
 General partner's capital                         $   963   $   791   $    729
 Limited partners' capital-Class A Interests        67,642    67,642     67,642
 Limited partners' capital-Class B Interests        29,252    12,300      6,025
 Class B interests held in treasury                 (1,514)   (1,514)    (1,514)
 Cumulative foreign currency translation
  adjustment                                        (1,400)       --         --
                                                   -------   -------   --------
    Total partners' capital                        $94,943   $79,219   $ 72,882
                                                   =======   =======   ========



Statements of Income for the Years Ended Decembe 31
---------------------------------------------------

Equity in net income of SDI Operating
 Partners, L.P.                                    $44,116   $29,544   $ 18,506
                                                   =======   =======   ========
Net income allocated to general partner            $   441   $   295   $    185
                                                   -------   -------   --------

Net income allocated to limited partners
 - Class A interests                               $12,210   $12,210   $ 12,210
                                                   -------   -------   --------
 - Class B interests                               $31,465   $17,039   $  6,111
                                                   -------   -------   --------

Statement of Cash Flows
for the Years Ended December 31
-------------------------------

Cash provided by operations                             --        --         --

Cash provided from investment
 in SDI Operating
  Partners, L. P.                                  $ 26,946  $ 20,153  $ 14,791

Cash distributions to general
 partner and limited
  partners                                         $(26,946) $(20,153) $(14,791)
                                                   --------  --------  --------

  Increase (decrease) in cash                            --        --        --
                                                   ========  ========  ========

This financial information should be read in conjunction with the consolidated financial statements of the Company.

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY

                        Schedule II - VALUATION ACCOUNTS

                             (dollars in thousands)



                                                 Deducted From Assets in Balance Sheet
                                 ------------------------------------------------------------------------------
                                                                                                    Valuation
                                Allowance for    Allowance for   Accumulated      Accumulated     Allowance for
                                   Doubtful         Obsolete     Amortization     Amortization      Deferred
                                   Accounts      Inventories      of Goodwill    of Intangibles    Income Taxes
                                -------------    -------------   ------------   ---------------   -------------
Balance, December 31, 1992          $2,356          $2,702        $ 8,833          $12,588            $225

 Additions charged to cost
  and expenses                       1,714           1,859          1,772            1,233             100
 Deductions                          1,688(A)        1,393(A)          --               --              --
                                    -------          ------        ------           ------             ---

Balance, December 31, 1993           2,382           3,168         10,605           13,821             325

 Additions charged to cost
  and expenses                       1,453           2,236          1,629            1,168              --
 Deductions                          1,363(A)        1,622(A)          --               --              --
 Sale of divisions                      --             291            975              593              --
                                    -------          ------        ------           ------             ---

Balance, December 31, 1994           2,472           3,491         11,259           14,396             325

 Additions charged to cost
  and expenses                       1,070           1,704          1,364              845              66
 Deductions                          1,552(A)        1,306(A)          --               --              --
 Sale of divisions                     163             479            884            1,517              --
                                    -------          ------        ------           ------             ---

Balance, December 31, 1995          $1,827          $3,410        $11,739          $13,724            $391
                                    ======          =======       =======          =======            ====




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

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The business of the Company and the Operating Partnership is managed by the General Partner, whose general partner is Lehman/SDI, Inc., formerly known as Shearson/SDI, Inc. The directors of Lehman/SDI, Inc., each of whom has served as such since February 1987, except for Mr. Eliot M. Fried, who has served since December 1994, Mr. Henri I. Talerman, who has served since March 1995, and Mr. John P. McDonnell, who has served since May 1995, are set forth below:

                                            Principal Occupation; Five-Year
                                                Employment History; Other
    Name and Age                                    Directorships
    ------------                            -------------------------------

O. Gordon Brewer, Jr., 59              Vice President-Finance, Alco Standard
                                       Corporation (distributor of office and
                                       paper products); Executive Officer,
                                       Alco Standard Corporation, 1970 to
                                       present; Director, Corporate Insurance
                                       and Reinsurance Limited.

Norman V. Edmonson, 55                 Executive Vice President of the Company
                                       since December 1994; Group Vice President of the Company prior to December 1994.

Eliot M. Fried, 63                     Managing Director, Lehman Brothers Inc.;
                                       Director, American Marketing Industries;
                                       Bridgeport Machines, Inc.; Energy
                                       Ventures, Inc.; Lear Seating
                                       Corporation; and Vernitron
                                       Corporation.

Arnold S. Hoffman, 60                  Senior Managing Director, Legg Mason Wood
                                       Walker, Incorporated, Jan. 1992 to
                                       present; Chairman, The Middle Market
                                       Group, L.P. (investment banking, mergers, acquisitions and divestitures), 1990 to
                                       January 1992.

Donald T. Marshall, 62                 Chairman and Chief Executive Officer of
                                       the Company.


John P. McDonnell, 60                  President of the Company since December
                                       1994; Group Vice President of the
                                       Company prior to December 1994.


Ernest L. Ransome, III, 69             Chairman, Giles & Ransome, Inc.
                                       (distributor of construction equipment),
                                       1988 to present; Director, Mannington
                                       Mills, Inc.

Donald A. Scott, 66                    Senior Partner, Morgan, Lewis & Bockius;
                                       Director, Provident Mutual Life Insurance
                                       Company.

Henri I. Talerman, 38                  Managing Director, Lehman Brothers Inc.;
                                       Director, McBride plc; Financier
                                       Gerflor SA; Advisory Director, Europe
                                       Capital Partners.

All directors hold office until the next annual meeting of the sole stockholder of Lehman/SDI, Inc., and until their successors are duly elected and qualified.

The executive officers of the Company and the Operating Partnership (constituting, except for Mr. Brus, the "Management Employees" referred to herein), each of whom has served as such for the past five years, except as noted, are set forth below:

                                      Positions with the Company;
        Name and Age                 Five-year Employment History
        ------------                 ----------------------------

Richard J. Brus, 58           President, Sun Technology Services since
                              1995; President, Activation Division 1992 to
                              1995; and Vice President-Sales & Marketing,
                              Activation Division, prior to 1992.

Harold J. Cornelius, 47       Group Vice President.

Joseph M. Corvino, 42         Vice President-Finance, Chief Financial
                              Officer, Treasurer and Secretary since
                              December 1995; Vice President and Controller prior to December 1995.

Norman V. Edmonson, 55        Executive Vice President since December
                              1994; Group Vice President prior to
                              December 1994.

Max W. Hillman, Jr., 49       Group Vice President, since March 1991;
                              President, Hillman Fastener Division, 1982 to February, 1991.

Donald T. Marshall, 62        Chairman and Chief Executive Officer.

John P. McDonnell, 60         President and Chief Operating Officer
                              since December 1994; Group Vice President prior to December 1994.


All executive officers hold office at the pleasure of the board of directors.

Item 11 - Executive Compensation.
--------------------------------

The following table sets forth all cash compensation paid and accrued by the Operating Partnership for services rendered during the three years ended December 31, 1995, by each of the Chief Executive Officer and the four other most highly compensated executive officers of the Company and the Operating Partnership whose remuneration exceeded $100,000.



                          Summary Compensation Table
                          --------------------------

                                        Annual Compensation
     Name and                           -------------------      All Other
Principal Position            Year     Salary        Bonus (1)  Compensation
------------------          --------   ------        --------   ------------

Donald T. Marshall            1995   $488,688       $  4,347    $ 10,234 (2)
Chairman and Chief            1994    454,043        221,144       8,185 (2)
Executive Officer             1993    403,392         62,897       6,367 (2)

John P. McDonnell             1995    374,451         32,812       2,500 (2)
President and Chief           1994    295,354         96,915       2,135 (2)
Operating Officer             1993    273,947         44,278       1,843 (2)

Norman V. Edmonson            1995    333,849         82,200       1,638 (2)
Executive Vice President      1994    300,477         94,400       1,418 (2)
                              1993    285,144         89,000       1,250 (2)

Harold J. Cornelius           1995    291,609         27,400          --
Group Vice President          1994    275,375        102,729      90,128 (3)
                              1993    261,147         37,621      58,818 (3)

Max W. Hillman, Jr.           1995    268,920         36,250      50,186 (3)
Group Vice President          1994    294,793        104,898     107,632 (3)
                              1993    234,707         16,578      13,661 (3)

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

The above table excludes deferred compensation awards earned in 1995 and 1994 by the executive officers in accordance with the Company's Long-Term Performance Share Plan since the awards earned are subject to reduction or forfeiture through 1998 if performance goals are not achieved. The value of the awards credited for December 31, 1995 and December 31, 1994, respectively, for each executive officer are as follows: Donald T. Marshall $553,934 and $586,037; Norman V. Edmonson, $364,012 and $385,110; John P. McDonnell, $174,092 and $184,182; Harold J. Cornelius, $174,092 and $184,182 and Max W. Hillman, $174,092 and $184,182.

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


 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
 -----------------------------------------------------------

 The Compensation Committee of the Board of Directors of Lehman/SDI, Inc., consisted of Arnold S. Hoffman, Director. Mr. Hoffman is an officer of Legg Mason Wood Walker, Incorporated, which performed investment banking services for the Company during 1995.

 Item 12 - Security Ownership of Certain Beneficial Owners and Management.
 ------------------------------------------------------------------------

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


      (b) Security Ownership of Management
          --------------------------------

          The following table shows for each director, for each executive officer named in the Summary Compensation Table and for all officers and directors as a group, the beneficial ownership of Class A and Class B Interests of the Company as of January 31, 1996. None of the amounts equals more than 1% of the outstanding Class A Interests.





           Name of                  Class A        Class B          Class B
        Beneficial Owner            Amount(l)      Amount(l)      Percent of Class
        ---------------             ------         -------        ---------------
        O. Gordon Brewer, Jr.       3,000          1,000            --        (5)

        Harold J. Cornelius           200            200            --        (5)

        Norman V. Edmonson         14,715      1,300,916            6.0%

        Eliot M. Fried                 --  (2)        -- (2)        --        (2)

        Max W. Hillman, Jr.         4,000          6,500            --        (5)

        Arnold S. Hoffman          13,000(2)(3)   13,000 (2)(3)     --        (5)

        Donald T. Marshall         30,311      2,075,232            9.6%

        John P. McDonnell           7,711        623,071            2.9%

        Ernest L. Ransome, III      5,000  (4)     5,000 (4)        --        (5)

        Donald A. Scott             9,000          9,000            --        (5)

        Henri I. Talerman              --  (2)        -- (2)        --        (2)

    All directors and executive
      officers as a group          89,538      4,141,965          19.1%

______________________

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

(5) Represents less than 1% of the outstanding Class B Interests.
_______________________

    (c)  Changes In Control
         ------------------

         Not applicable.

Item 13 - Certain Relationships and Related Transactions.
--------------------------------------------------------


MANAGEMENT FEE
--------------

The Operating Partnership pays a Management Fee to the General Partner. The Management Fee, payable annually on March 31 (with respect to the preceding year), is equal to 3% of the aggregate initial capital investment of $110,995,730 by the limited partners. The amount of the Management Fee payable on March 31, 1996, is $3,329,872. The amount of management fee paid in 1995 with respect to 1994 was $3,329,872. See footnotes (1) and (2) to "Security Ownership of Management" under Item 12 for ownership of the General Partner. The interests of Lehman/SDI, Inc., and the Management Employees, in the fee for 1995 were as follows: Lehman/SDI, Inc. $1,791,471; Harold J. Cornelius, $92,304; Joseph M. Corvino, $30,768; Norman V. Edmonson, $384,600; Max W. Hillman, Jr., $92,304; Donald T. Marshall, $599,977; and John P. McDonnell, $184,608.


CERTAIN BUSINESS RELATIONSHIPS
------------------------------

Mr. Scott is a partner in Morgan, Lewis & Bockius, a law firm that has performed services for the Company during the last fiscal year.

Messrs. Fried and Talerman are officers of Lehman Brothers Inc., which performed investment banking services for the Company during 1995.

Mr. Hoffman is an officer of Legg Mason Wood Walker, Incorporated, which performed investment banking services for the Company during 1995.

The Company proposes to have these firms perform similar services as needed during the current fiscal year.

                                    PART IV



Item 14 - Exhibits, Financial Statement Schedules, and Reports
--------------------------------------------------------------
          on Form 10-K
          ------------


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

3.1   Amended and Restated Agreement of
      Limited Partnership of Sun Distributors
      L.P. (3) (Exhibit 3.2;  included as
      Exhibit A to the Prospectus).

Instruments Defining the Rights of Security Holders,
Including Indentures

4.1   Deposit Agreement (with forms of Class A and Class B
      Depositary Receipts attached), dated as of February 1, 1987 (4) (Exhibit 4.1).

4.2   Amendment and Succession Agreement To Deposit
      Agreement, dated as of February 1, 1987
      (5) (Exhibit 4.2)

4.3      (a)  Note Purchase Agreement dated as of December 15,
              1992, between SDI Operating Partners, L.P., and Teachers Insurance and Annuity Association of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and Massachusetts Mutual Life Insurance Company.
              (6)  (Exhibit 4.1)

         (b)  Amendment No. 1 to Note Purchase Agreement (7) (Exhibit 4.1)
         (c)  Amendment No. 2 to Note Purchase Agreement (7) (Exhibit 4.1)

4.4   Partner Guarantee dated as of December 15, 1992, by Sun
      Distributors L.P. (6) (Exhibit 4.2)

Material Contracts

10.1     (a)  Credit Agreement dated December 22, 1992, among
              CoreStates Bank, N.A., for itself and as agent, The Bank of Nova Scotia, for itself and as co-agent, The Fuji Bank, Limited, SDI Operating Partners, L.P., SDI Partners I, L.P., and Sun Distributors L.P. (6) (Exhibit 10.1)

         (b)  Amendment No. 1 to Credit Agreement (9) (Exhibit 10.3(b))
         (c)  Amendment No. 2 to Credit Agreement (9) (Exhibit 10.3(c))
         (d)  Amendment No. 3 to Credit Agreement (9) (Exhibit 10.3(d))
         (e) Amendment No. 4 to Credit Agreement (7) (Exhibit 10.1) **(f) Amendment No. 5 to Credit Agreement

10.2 *Sun Distributors Incentive Compensation Plan.
      (8) (Exhibit 10.5)

10.3 *Sun Distributors, Inc. Long-Term Performance Award Plan.
      (As Amended June 1985) (8) (Exhibit 10.6)

10.4 *SDI Operating Partners, L.P. Deferred Compensation Plan for Division Presidents (As amended September 13, 1993).
      (9) (Exhibit 10.7)

10.5 *SDI Operating Partners, L.P. Long-Term Performance
      Share Plan dated January 1, 1994.  (9) (Exhibit 10.8)

   Subsidiaries of the Registrant

**21.1   Subsidiaries

   Financial Data Schedules

**27.1   Summary financial information as of and for the year
           ended December 31, 1995.

---------------------------

         (1) Filed on December 20, 1994, as an exhibit to Form 8-K for events reportable as of December 5,1994.

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

         (7) Filed on May 12, 1995, as an exhibit to Quarterly Report on Form 10Q for the quarterly period ended March 31, 1995.

         (8) Filed on March 31, 1993, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1992.

         (9) Filed on March 31, 1994, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1993.



          * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

         **   Filed herewith

      (b)     Reports on Form 8-K.
              -------------------
              Not applicable.

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


                                      SUN DISTRIBUTORS L.P.

                                      By:  SDI Partners I, L.P.,
                                             General Partner

                                      By:  Lehman/SDI, Inc.,
                                             General Partner


Date:  March 28, 1996                 By: /s/ Donald T. Marshall
                                         -----------------------------------
                                   Title:  Chairman and Chief
                                           Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Donald T. Marshall and Joseph M. Corvino, and each of them, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


     Signature                Capacity                      Date
     ---------                --------                      ----

/s/ O. Gordon Brewer, Jr.
____________________________  Director, Lehman/SDI,         March 28, 1996
O. Gordon Brewer, Jr.             Inc.


/s/ Norman V. Edmonson
____________________________  Director, Lehman/SDI,         March 28, 1996
Norman V. Edmonson                Inc.

 /s/ Eliot M. Fried
_____________________________   Director, Lehman/SDI,       March 28, 1996
Eliot M. Fried                  Inc.


 /s/ Arnold S. Hoffman
_____________________________   Director, Lehman/SDI,       March 28, 1996
Arnold S. Hoffman               Inc.


 /s/ Donald T. Marshall
_____________________________   Director, Lehman/SDI,       March 28, 1996
Donald T. Marshall              Inc.


 /s/ John P. McDonnell
_____________________________   Director, Lehman/SDI,       March 28, 1996
John P. McDonnell               Inc.


 /s/ Ernest L. Ransome, III
_____________________________   Director, Lehman/SDI,       March 28, 1996
Ernest L. Ransome, III          Inc.


 /s/ Donald A. Scott
_____________________________   Director, Lehman/SDI,       March 28, 1996
Donald A. Scott                 Inc.


 /s/ Henri I. Talerman
_____________________________   Director, Lehman/SDI,       March 28, 1996
Henri I. Talerman               Inc.


 /s/ Joseph M. Corvino
_____________________________   Principal Financial         March 28, 1996
Joseph M. Corvino               Officer


 /s/ John J. Dabrowski
_____________________________   Principal Accounting        March 28, 1996
John J. Dabrowski               Officer