Form 10-Q
period 1996-03-31
SUNSOURCE LP
filed 1996-05-14
CIK 807396

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1996
                               --------------


Commission file number 1-9375
                       ------

                                   SunSource L.P.
                       ------------------------------------
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

                            Sun Distributors L.P.
                    --------------------------------------
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



                                  1                                 Page 1 of 14

                                 SUNSOURCE L.P.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                 PAGE(S)


    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 1996
            (Unaudited), December 31, 1995, and March 31, 1995
            (Unaudited)                                           3

            Consolidated Statements of Income for
            the three months ended March 31, 1996 and 1995
            (Unaudited)                                           4

            Consolidated Statements of Cash Flows
            for the three months ended March 31, 1996 and 1995
            (Unaudited)                                           5

            Notes to Consolidated Financial Statements
            (Unaudited)                                           6-8

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   9-12

PART II.  OTHER INFORMATION                                       13

SIGNATURES                                                        14


                              2                        Page 2 of 14

                         SUNSOURCE L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                  MARCH 31, 1996                                                MARCH 31, 1995*
     ASSETS                                         (Unaudited)                 DECEMBER 31, 1995*                (Unaudited)
     ------                                         -----------                 ------------------                 ----------
Current assets:
 Cash and cash equivalents                           $    633                       $  5,900                       $ 11,963
 Accounts and notes receivable, net                    82,199                         75,824                         78,495
 Inventories                                           93,847                         96,022                         86,745
 Other current assets                                   5,435                          4,742                          6,624
                                                     --------                       --------                       --------
   Total current assets                               182,114                        182,488                        183,827


Property and equipment, net                            20,156                         20,181                         21,079
Goodwill                                               43,915                         44,250                         44,450
Other intangibles                                       1,141                          1,312                          1,873
Deferred income taxes                                   3,098                          2,844                          2,348
Cash surrender value of life insurance policies         2,999                          3,009                             --
Other assets                                              527                            507                            735
                                                     --------                       --------                       --------
   Total assets                                      $253,950                       $254,591                       $254,312
                                                     ========                       ========                       ========



    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Current liabilities:
 Accounts payable, trade                             $ 46,428                       $ 42,437                       $ 48,292
 Notes payable                                          2,815                          2,753                          2,116
 Current portion of senior notes                        6,395                          6,395                          4,795
 Distributions payable to partners                      1,715                          7,819                          4,901
 Accrued expenses:
  Salaries and wages                                    3,879                          5,109                          3,966
  Interest on senior notes                              2,081                            520                          2,223
  Management fee due the general partner                  821                          3,330                            821
  Income and other taxes                                3,429                          3,398                          3,693
  Other accrued expenses                               14,505                         14,886                         15,308
                                                     --------                       --------                       --------
    Total current liabilities                          82,068                         86,647                         86,115

Senior notes                                           63,934                         63,934                         70,330
Bank revolving credit                                   4,000                             --                             --
Deferred compensation                                   7,949                          7,829                          7,044
Other liabilities                                       1,336                          1,238                             52
                                                     --------                       --------                       --------
    Total liabilities                                 159,287                        159,648                        163,541
                                                     --------                       --------                       --------

Commitments and contingencies
Partners' capital:
 General partner                                          959                            963                            906
 Limited partners:
  Class A interests                                    67,642                         67,642                         67,642
  Class B interests                                    28,869                         29,252                         23,737
  Class B interests held in treasury                   (1,514)                        (1,514)                        (1,514)
 Cumulative foreign currency translation adjustment    (1,293)                        (1,400)                            --
                                                     --------                       --------                       --------
    Total partners' capital                            94,663                         94,943                         90,771
                                                     --------                       --------                       --------
    Total liabilities and partners' capital          $253,950                       $254,591                       $254,312
                                                     ========                       ========                       ========


* Reclassified for comparative purposes.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                       3                           Page 3 of 14

                         SUNSOURCE L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     FOR THE THREE MONTHS ENDED MARCH 31,
        (dollars in thousands, except for partnership interest amounts)



                                                 Three Months     Three Months
                                                     Ended            Ended
                                                March 31, 1996   March 31, 1995*
                                                --------------   --------------
Net sales                                          $154,892         $146,407
Cost of sales                                        92,428           87,230
                                                   --------         --------
 Gross profit                                        62,464           59,177
                                                   --------         --------
Operating expenses:
 Selling, general and administrative expenses        54,733           51,279
 Management fee to general partner                      821              821
 Depreciation                                           868              833
 Amortization                                           485              507
                                                   --------         --------
  Total operating expenses                           56,907           53,440
                                                   --------         --------

Net results of operations from
 division sold (note 3)                                  --             (202)
                                                   --------         --------
  Income from operations                              5,557            5,535

Interest income                                          32              269
Interest expense                                      1,659            2,090
Other income (expense), net                               4             (234)
Gain on sale of division (note 3)                        --           16,500
                                                   --------         --------
  Income before provision for income taxes            3,934           19,980

Provision (benefit) for income taxes                    (76)             118
                                                   --------         --------
  Income before extraordinary loss                    4,010           19,862

Extraordinary loss from early extinguishment
  of debt (note 4)                                       --             (629)
                                                   --------         --------
  Net income                                       $  4,010         $ 19,233
                                                   ========         ========

Net income allocated to partners:
 General partner                                        $40             $192
                                                   --------         --------
 Class A limited partners                          $  3,052         $  3,052
                                                   --------         --------
 Class B limited partners                          $    918         $ 15,989
                                                   --------         --------

Earnings per Limited partnership interest:

  Income before extraordinary loss
    - Class A interest                                $0.27            $0.27
    - Class B interest                                $0.04            $0.77

  Extraordinary loss
    - Class A interest                                   --               --
    - Class B interest                                   --           ($0.03)

  Net income
    - Class A interest                                $0.27            $0.27
    - Class B interest                                $0.04            $0.74

Weighted average number of outstanding
 limited partnership interests:
 - Class A interests                             11,099,573       11,099,573
 - Class B interests                             21,675,746       21,675,746


* Restated for comparative purposes.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                                       4                           Page 4 of 14

                         SUNSOURCE L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     FOR THE THREE MONTHS ENDED MARCH 31,
                            (dollars in thousands)


                                                       Three Months      Three Months
                                                           Ended            Ended
                                                      March 31, 1996     March 31, 1995*
                                                      --------------     --------------
Cash flows from operating activities:
  Net income                                             $ 4,010          $19,233
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization-Existing divisions       1,353            1,340
    Depreciation and amortization-Divested division           --               90
    Gain on sale of division                                  --          (16,500)
    Extraordinary loss                                        --              629
    Provision for deferred compensation                      707              838
    Deferred income tax benefit                             (254)            (204)
    Changes in current operating items:
     Increase in accounts and notes receivable            (6,375)          (6,337)
     Decrease (increase) in inventories                    2,175           (2,626)
     Increase in other current assets                       (693)            (846)
     Increase in accounts payable                          3,991            6,497
     Increase in accrued interest                          1,561            1,562
     Decrease in other accrued liabilities                (4,483)          (7,899)
    Other items, net                                          96              194
                                                         -------          -------
    Net cash provided by (used for) operating
     activities                                            2,088           (4,029)
                                                         -------          -------
Cash flows from investing activities:
  Proceeds from sale of division                              --           37,786
  Proceeds from sale of property and equipment                 4              449
  Capital expenditures                                      (834)          (1,059)
  Other, net                                                 (42)             (44)
                                                         -------          -------
    Net cash (used for) provided by investing
     activities                                             (872)          37,132
                                                         -------          -------
Cash flows from financing activities:
  Early extinguishment of senior notes                        --          (14,175)
  Borrowings under bank credit agreement, net              4,000               --
  Prepayment penalties and related costs                      --             (629)
  Cash distributions to partners                         (10,545)         (10,631)
  Borrowings (repayments) under other credit
   facilities, net                                            62             (593)
  Principal payments under capitalized lease
   obligations                                                --              (15)
                                                         -------          -------
    Net cash used for financing activities                (6,483)         (26,043)
                                                         -------          -------
 Net (decrease) increase in cash and cash equivalents     (5,267)           7,060

 Cash and cash equivalents at beginning of period          5,900            4,903
                                                         -------          -------
 Cash and cash equivalents at end of period              $   633          $11,963
                                                         =======          =======

*Reclassified for comparative purposes

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                       5                           Page 5 of 14

                         SUNSOURCE L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)



   1.  Basis of Presentation:

   The accompanying financial statements include the consolidated accounts of SunSource L.P. (the "Company"), formerly Sun Distributors L.P., and its subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). All significant intercompany balances and transactions have been eliminated. The Company is one of the largest wholesale distributors of industrial products and related services in the United States. The Company's three principal lines of business are: (1) industrial products and services, primarily maintenance and fluid power products and inventory management services sold to industrial customers for machine and plant maintenance and for manufacturing of original equipment; (2) retail merchandising products and services, primarily fasteners and related products sold to retail hardware stores; and (3) retail glass products and services sold to construction and retail markets.

   The accompanying consolidated financial statements and related notes are unaudited, except for the balance sheet as of December 31, 1995; however, in management's opinion all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of financial position, income and cash flows for the periods shown have been reflected. Results for the interim period are not necessarily indicative of those to be expected for the full year.

   Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to Form 10-Q requirements although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1995.


   2.   Related Party Transaction:

   In March 1996, the Operating Partnership paid the 1995 management fee of $3,330 due the General Partner, SDI Partners I, L.P. (the "GP").


   3.   Acquisitions/Divestitures:

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




                                         6                          Page 6 of 14

                         SUNSOURCE L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



   3.   Acquisitions/Divestitures, continued:

   For comparison purposes the Company has reclassified the results of operations of its divested Downey Glass division (sold on October 27, 1995) for the three months ended March 31, 1995, to a separate component of income from operations in the Consolidated Statement of Income for the three months ended March 31, 1995. Downey's sales, gross profit and operating loss for the three months ended March 31, 1995, were $8.3 million, $2.3 million and $(.2), respectively. Total assets for Downey were $9,738 at March 31, 1995, and are included in the Consolidated Balance Sheet as of March 31, 1995.


   4.   Extraordinary Loss:

   During the first quarter of 1995, the Company recorded an extraordinary loss of $629 or approximately $.03 per Class B limited partnership interest due to early extinguishment of a portion of the Company's Series A 9.08% and Series B 8.44% senior notes. The extraordinary loss consists entirely of prepayment penalties. (See Note 5, Lines of Credit and Long-Term Debt).


   5.   Lines of Credit and Long-Term Debt:

   As of March 31, 1995, the Operating Partnership had $39.0 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The $11.0 million outstanding under the Bank Credit Agreement consisted of bank borrowings amounting to $4.0 million as reflected on the Company's consolidated balance sheet at March 31, 1996, and letter of credit commitments aggregating $7.0 million.

   The Operating Partnership has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of March 31, 1996. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit for working capital purposes of which $965 USD was outstanding at March 31, 1996.

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



                              7                                    Page 7 of 14

                         SUNSOURCE L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



   6.   Contingencies:

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


   7.   Subsequent Event:

   On April 11, 1996, the Company's Industrial Services segment, through its Warren Fluid Power Division, purchased certain assets of Hydraulic Depot, Inc., of Reno, Nevada, for an aggregate purchase price of $.7 million. Annual sales of Hydraulic Depot, Inc. are approximately $2.5 million.



                              8                                    Page 8 of 14

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
     ____________________________________________________________________


Results of Operations

  Three Months Ended March 31, 1996 and March 31, 1995
  ----------------------------------------------------

Net income for the quarter ended March 31, 1996, was $4.0 million compared with $19.2 million in 1995. The results for the first quarter of 1995 included a $16.5 million gain from the sale of Dorman Products, a $.6 million charge related to the early retirement of debt, and a $.2 million operating loss from Downey Glass which was divested on October 27, 1995. Excluding these items, net income increased $.4 million or 12.5% over the first quarter of 1995.

Net sales increased $8.5 million or 5.8% over the first quarter of 1995 due to strengthening in most product markets and significant growth from sales programs and services initiated since 1992. Sales recorded in the first quarter of 1996 were $154.9 million compared with the first quarter of 1995 sales of $146.4 million, excluding divisions sold. Sales increases (decreases) by business segment are as follows:


                                          Sales Increase (Decrease)
                                          --------------------------
                                               Amount          %
                                          ----------------  --------
       Industrial Services
         Technology Services divisions    $   2.9 million      4.1 %
         SIMCO divisions                      3.4 million      9.8 %
                                          ----------------
           Total Industrial Services          6.3 million      6.0 %
       Retail Merchandising                   3.0 million     15.4 %
       Retail Glass Services                  (.8)million     (3.5)%
                                          ----------------
           Total Company                  $   8.5 million      5.8 %
                                          ================

Sales in the retail merchandising segment increased $3.0 million or 15.4% due primarily to the acquisition of the retail division of Curtis Industries, Inc., acquired in November 1995 by the Company's Hillman Fastener division. The decline in sales volume in the Retail Glass Services Segment is attributable to the discontinuation of certain product lines and markets served accounting for $.3 million of the sales decline and a decrease in flat glass, brokerage and other product line sales of $.9 million, offset by an increase in retail glass sales of $.4 million.

Cost of sales increased $5.2 million or 6.0% from the first quarter of 1995, due primarily to increased sales levels in the comparison period.

Gross margins were 40.3% in the first quarter of 1996 compared with 40.4% in the same period of 1995, comprised by business segment as follows:

                                                                          1st Quarter
                                                                      --------------------
                                                                          1996       1995
                                                                      -------------  -----
        Industrial Services
           Technology Services divisions                                   26.7%     27.0%
           SIMCO divisions                                                 63.0%     65.2%
             Total Industrial Services                                     39.0%     39.5%
        Retail Merchandising                                               50.6%     51.7%
        Retail Glass Services                                              36.4%     34.8%

Sales mix contributed principally to the changes in gross margins.

                                      9                            Page 9 of 14

Selling, general and administrative ("S,G&A") expenses increased by $3.5 million or 6.7% over the first quarter of 1995, comprised as follows: increased selling expenses of $1.8 million or 7.2%, increased warehouse and delivery expenses of $1.3 million or 15.2% and increased general and administrative expenses of $.4 million or 2.0%. The increase in S,G&A expenses supported increased 1996 sales levels, the integration of the retail division of Curtis Industries acquired in November 1995 by the Company's Hillman Fastener division and expansion programs by certain operating units.

S,G&A expenses as a percentage of sales, were as follows:


                                          1st Quarter
                                         -------------
                                          1996   1995
                                         ------  -----
  Selling Expenses                        16.9%  16.7%
  Warehouse and Delivery Expenses          6.5%   6.0%
  General and Administrative Expenses     11.9%  12.3%
                                          ----   ----
       Total S,G&A Expenses               35.3%  35.0%
                                          ====   ====

The increase in S,G&A as a percentage of sales is due to increased support payments, incentive programs and marketing efforts for the sales force, as well as integration costs associated with the Curtis acquisition.

As calculated in accordance with the partnership agreement, the management fee due the General Partner (the "GP") annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

Net results of operations from divisions sold in the first quarter of 1995 represents a $.2 million operating loss from the divested Downey Glass division.

Interest income decreased $.2 million in the comparison period due primarily to reduced investment of excess cash that was generated during the fourth quarter of 1994 and the first quarter of 1995 from divisions sold.

Interest expense decreased $.4 million in the comparison period due primarily to reduced financing costs from the prepayment of senior notes on March 14, 1995.

Other income increased by $.2 million in the comparison period due primarily to a reduction in the minority interest charge as a result of lower net income in the first quarter of 1996 versus 1995.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS #109"). Deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes in the first quarter of 1996 decreased $.2 million from the first quarter of 1995 due primarily to a decrease in the provision for foreign income taxes as a result of lower Canadian taxable income.



                               10                                Page 10 of 14

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.27 of income per Class A limited partnership interest for the quarters ended March 31, 1996 and March 31, 1995; and $.04 of income per Class B limited partnership interest in the first quarter of 1996 compared with $.74 of income per Class B interest for the first quarter of 1995. Income per Class B interest in 1995 included a gain of $.75 from the sale of Dorman Products, an extraordinary loss of $.03 from the early extinguishment of debt, and $.01 loss from operations of divisions sold. Excluding these items, income per Class B limited partnership interest amounted to $.04 in the first quarter of 1996 compared with $.03 in the first quarter of 1995.


Liquidity and Capital Resources

Net cash provided by operations in the first quarter of 1996 was $2.1 million compared with net cash used in operations in the first quarter of 1995 of $4.0 million, a change of $6.1 million. This change was due primarily to decreased working capital investment in operations in the comparison period of approximately $5.8. The Company's net interest coverage ratio (earnings before interest, taxes and gain on sale of divisions over net interest expense) improved to 3.42X in the first quarter of 1996 from 2.91X in the comparable prior year period.

The Company's cash position of $.6 million as of March 31, 1996, decreased $5.3 million from the balance at December 31, 1995. Cash was provided during this period primarily from operations in the amount of $2.1 million and from borrowings under the bank credit agreement of $4.0 million. Cash was used during this period predominantly for distributions to the general and limited partners, capital expenditures, and other items in the amounts of $10.5 million, $.8 million and $.1 million, respectively.

The Company's working capital position of $100.0 million at March 31, 1996, represents an increase of $4.2 million from the December 31, 1995 level of $95.8 million. The increase is attributable to reinvestment in working capital of $2.5 million, a decrease in distributions payable to partners of $6.1 million and a decrease in management fee payable to the General Partner of $2.5 million, offset by a decrease in cash of $5.3 million and an increase in interest payable on Senior Notes of $1.6 million. The Company's current ratio increased to 2.22 at March 31, 1996 from the December 31, 1995 level of 2.11.

As of March 31, 1996, the Company's total debt as a percentage of its consolidated capitalization is 44.9% compared with 46.0% as of March 31, 1995.

The Company anticipates spending approximately $3.4 million for capital expenditures in 1996, primarily for machinery and equipment.

As of March 31, 1996, the Operating Partnership had $39.0 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through December 31, 1997. The $11.0 million outstanding under the Bank Credit Agreement consisted of bank borrowings totaling $4.0 million and Letter of Credit commitments aggregating $7.0 million. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $.9 million USD was outstanding at March 31, 1996.


                               11                                Page 11 of 14

On March 29, 1996, the Partnership distributed the balance of the tax distribution due of $.279517 per Class B Interest, as follows: $.174544 to holders of record on December 30, 1994 for the balance due on the taxable gain on the sale of Dorman Products; $.001968 per month to holders of record of Class B Interests on the first day of the month during January through December 1995 for the balance due on ordinary taxable income; and $.081356 to holders of record on September 29, 1995 related to the taxable gain on the sale of Downey Glass on October 27, 1995.

On April 19, 1996, the Company announced an increase in the monthly Class B tax-related cash distribution from $.02 to $.03 per Class B interest to holders of record May 1, 1996, payable May 31, 1996. The Company expects this tax distribution rate to continue for the balance of 1996 to assist the holders of Class B interests in meeting their 1996 estimated tax obligations.

See Item 3 - Legal Proceedings of Form 10-K dated December 31, 1995, for the description of a recent lawsuit with respect to the sale of the Company's Dorman Products Division. Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally
not covered by insurance or other indemnity.   In the opinion of management, the
ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Company.


Subsequent Event

On April 11, 1996, the Company's Industrial Services segment, through its
Warren Fluid Power Division, purchased certain assets of Hydraulic Depot, Inc. of Reno, Nevada for an aggregate purchase price of $.7 million. Annual sales of
Hydraulic Depot, Inc. are approximately $2.5 million.   This acquisition expands
Warren's current geographic markets.



                               12                                 Page 12 of 14

                                    PART II


                               OTHER INFORMATION



Item 1 - Legal Proceedings.
- --------------------------

With respect to the action commenced by Dorman Products of America, Ltd. ("Dorman") against the Company's Operating Partnership ("SDI") reported in the Form 10-K for the year ended December 31, 1995, SDI has filed a motion to dismiss for lack of jurisdiction. SDI also filed on April 25, 1996, an action against Dorman and its parent, R&B, Inc., in the Court of Common Pleas of Montgomery County, Pennsylvania alleging breach of contract, intentional interference with contractual relations and negligence and requesting a declaratory judgment that SDI did not make any misrepresentations in connection with the sale of the Dorman Products division.


Items 2-6 - None.
- ----------------



                               13                                Page 13 of 14

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SUNSOURCE L.P.



BY: /s/ Joseph M. Corvino          BY: /s/ John J. Dabrowski
    ----------------------------      ---------------------------
    Joseph M. Corvino                 John J. Dabrowski
    Vice President - Finance          Controller
    Chief Financial Officer           (Chief Accounting Officer)




DATE:  May 14, 1996



                                 14                              Page 14 of 14