Form 10-Q
period 1996-06-30
SUNSOURCE LP
filed 1996-08-14
CIK 807396

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

Commission file number 1-9375
                       ------

                                SunSource L.P.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                              23-2439550
- ---------------------------------                            -------------------
(State  or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)




       2600 One Logan Square
       Philadelphia, Pennsylvania                                  19103
- ----------------------------------------                        ----------
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

                                 SUNSOURCE L.P.


                                     INDEX



PART I. FINANCIAL INFORMATION                                      PAGE(S)
  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 1996
           (Unaudited), December 31, 1995, and June 30, 1995
           (Unaudited)                                                3
           Consolidated Statements of Income for
           the Three Months ended June 30, 1996 and 1995
           (Unaudited)                                                4
           Consolidated Statements of Income for
           the Six Months ended June 30, 1996 and 1995
           (Unaudited)                                                5
           Consolidated Statements of Cash Flows
           for the Three Months ended June 30, 1996 and 1995
           (Unaudited)                                                6
           Consolidated Statements of Cash Flows
           for the Six Months ended June 30, 1996 and 1995
           (Unaudited)                                                7
           Notes to Consolidated Financial Statements
           (Unaudited)                                                8-10
  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       11-16
PART II. OTHER INFORMATION                                           17


SIGNATURES                                                           18

                         SUNSOURCE L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                            JUNE 30, 1996                       JUNE 30, 1995*
                             (UNAUDITED)   DECEMBER 31, 1995*    (UNAUDITED)
                            -------------  ------------------  ----------------
          ASSETS
          ------
Current assets:
  Cash and cash
   equivalents                $  1,442         $  5,900           $  4,965
  Accounts and notes
   receivable, net              86,758           75,824             83,012
  Inventories                   95,514           96,022             88,096
  Other current assets           4,289            4,742              6,699
                              --------         --------           --------
      Total current assets     188,003          182,488            182,772
Property and equipment,
 net                            20,401           20,181             21,537
Goodwill                        43,551           44,250             44,174
Other intangibles                  980            1,312              1,684
Deferred income taxes            3,710            2,844              2,628
Cash surrender value of
 life insurance policies         2,988            3,009                 --
Other assets                       590              507                674
                              --------         --------           --------
      Total assets            $260,223         $254,591           $253,469
                              ========         ========           ========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Current liabilities:
  Accounts payable, trade     $ 51,465         $ 42,437           $ 47,187
  Notes payable                  2,371            2,753              1,937
  Current portion of
   senior notes                  6,395            6,395              4,795
  Distributions payable to
   partners                      1,936            7,819              1,649
  Accrued expenses:
    Salaries and wages           4,573            5,109              4,533
    Interest on senior
     notes                         520              520                556
    Management fee due the
     general partner             1,651            3,330              1,651
    Income and other taxes       3,072            3,398              3,249
    Other accrued expenses      13,935           14,886             15,423
                              --------         --------           --------
      Total current
       liabilities              85,918           86,647             80,980
Senior notes                    63,934           63,934             70,330
Bank revolving credit            3,000               --                 --
Deferred compensation            8,178            7,829              7,171
Other liabilities                1,289            1,238                238
                              --------         --------           --------
      Total liabilities        162,319          159,648            158,719
                              --------         --------           --------
Commitments and
 contingencies
Partners' capital:
  General partner                  992              963                946
  Limited partners:
    Class A interests           67,642           67,642             67,642
    Class B interests           32,096           29,252             27,676
    Class B interests held
     in treasury                (1,514)          (1,514)            (1,514)
  Cumulative foreign
   currency translation
   adjustment                   (1,312)          (1,400)                --
                              --------         --------           --------
      Total partners'
       capital                  97,904           94,943             94,750
                              --------         --------           --------
      Total liabilities
       and partners'
       capital                $260,223         $254,591           $253,469
                              ========         ========           ========

*Reclassified for comparative purposes.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED
        (dollars in thousands, except for partnership interest amounts)


                                              JUNE 30, 1996    JUNE 30, 1995*
                                              -------------    --------------
Net sales                                        $167,500          $154,977
Cost of sales                                     100,396            91,877
                                               ----------        ----------
    Gross profit                                   67,104            63,100
                                               ----------        ----------
Operating expenses:
  Selling, general and administrative
   expenses                                        55,734            50,894
  Management fee to general partner                   830               830
  Depreciation                                        901               836
  Amortization                                        465               486
                                               ----------        ----------
    Total operating expenses                       57,930            53,046
                                               ----------        ----------
Net results of operations from divisions
 sold (note 3)                                        --                275
                                               ----------        ----------
    Income from operations                          9,174            10,329

Interest income                                        12                32
Interest expense                                    1,769             1,779
Other income (expense), net                           503              (149)
                                               ----------        ----------
    Income before provision for income taxes        7,920             8,433
Provision (benefit) for income taxes                 (393)               56
                                               ----------        ----------
    Net income                                     $8,313            $8,377
                                               ==========        ==========

Net income allocated to partners:
  General partner                                     $83               $84
                                               ----------        ----------
  Class A limited partners                         $3,053            $3,053
                                               ----------        ----------
  Class B limited partners                         $5,177            $5,240
                                               ----------        ----------

Earnings per Limited partnership interest:
    --Class A interest                              $0.28             $0.28
    --Class B interest                              $0.24             $0.24
Weighted average number of outstanding
 limited partnership interests:
    --Class A interests                        11,099,573        11,099,573
    --Class B interests                        21,675,746        21,675,746


*Restated for comparative purposes.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS










                                                                    Page 4 of 18

                         SUNSOURCE L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                            FOR THE SIX MONTHS ENDED
        (dollars in thousands, except for partnership interest amounts)


                                              June 30, 1996    June 30, 1995*
                                              --------------   --------------
Net sales                                      $   322,392      $   301,384
Cost of sales                                      192,824          179,107
                                               -----------      -----------
  Gross profit                                     129,568          122,277
                                               -----------      -----------
Operating expenses:
  Selling, general and administrative
   expenses                                        110,467          102,173
  Management fee to general partner                  1,651            1,651
  Depreciation                                       1,769            1,669
  Amortization                                         950              993
                                               -----------      -----------
    Total operating expenses                       114,837          106,486
                                               -----------      -----------
Net results of operations from divisions
 sold (note 3)                                          --               73
                                               -----------      -----------
    Income from operations                          14,731           15,864
Interest income                                         44              301
Interest expense                                     3,428            3,869
Other income (expense), net                            507             (383)
Gain on sale of divisions (note 3)                      --           16,500
                                               -----------      -----------
    Income before provision for income taxes        11,854           28,413
Provision (benefit) for income taxes                  (469)             174
                                               -----------      -----------
    Income before extraordinary loss                12,323           28,239
Extraordinary loss from early extinguishment
 of debt (note 4)                                       --             (629)
                                               -----------      -----------
    Net income                                 $    12,323      $    27,610
                                               ===========      ===========
Net income allocated to partners:
  General partner                              $       123      $       276
                                               -----------      -----------
  Class A limited partners                     $     6,105      $     6,105
                                               -----------      -----------
  Class B limited partners                     $     6,095      $    21,229
                                               -----------      -----------
Earnings per Limited partnership interest:
  Income before extraordinary loss
    --Class A interest                         $      0.55      $      0.55
    --Class B interest                         $      0.28      $      1.01
  Extraordinary loss
    --Class A interest                                  --               --
    --Class B interest                                  --           ($0.03)
  Net income
    --Class A interest                         $      0.55      $      0.55
    --Class B interest                         $      0.28      $      0.98
Weighted average number of outstanding
 limited partnership interests:
  --Class A interests                           11,099,573       11,099,573
  --Class B interests                           21,675,746       21,675,746


*Restated for comparative purposes.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          FOR THE THREE MONTHS ENDED
                             (dollars in thousands)




                                              June 30, 1996    June 30, 1995*
                                              --------------  -----------------
Cash flows from operating activities:
  Net income                                     $ 8,313          $ 8,377
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization--Existing
     divisions                                     1,366            1,322
    Depreciation and amortization--Divested
     divisions                                        --              103
    Provision for deferred compensation              230              419
    Deferred income tax benefit                     (612)            (280)
    Changes in current operating items:
      Increase in accounts and notes
       receivable                                 (4,270)          (4,517)
      Increase in inventories                     (1,303)          (1,351)
      Decrease (increase) in other current
       assets                                      1,146              (75)
      Increase (decrease) in accounts
       payable                                     4,979           (1,105)
      Decrease in accrued interest                (1,561)          (1,667)
      Increase in other accrued liabilities          596              791
    Other items, net                                  34              230
                                                 -------          -------
  Net cash provided by operating activities        8,918            2,247
                                                 -------          -------
Cash flows from investing activities:
  Payment for purchase of assets                    (673)              --
  Proceeds from sale of property and
   equipment                                          17              267
  Capital expenditures                            (1,098)          (1,619)
  Other, net                                         (27)              (5)
                                                 -------          -------
    Net cash used for investing activities        (1,781)          (1,357)
                                                 -------          -------
Cash flows from financing activities:
  Repayments under the bank credit agreement      (1,000)              --
  Cash distributions to partners                  (4,884)          (7,694)
  Borrowings under other credit facilities,
   net                                              (444)            (179)
  Principal payments under capitalized lease
   obligations                                        --              (15)
                                                 -------          -------
    Net cash used for financing activities        (6,328)          (7,888)
                                                 -------          -------
Net increase (decrease) in cash and cash
 equivalents                                         809           (6,998)
Cash and cash equivalents at beginning of
 period                                              633           11,963
                                                 -------          -------
Cash and cash equivalents at end of period       $ 1,442          $ 4,965
                                                 =======          =======


*Reclassified for comparative purposes.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE SIX MONTHS ENDED
                             (dollars in thousands)




                                                June 30, 1996   June 30, 1995*
                                                -------------   --------------
Cash flows from operating activities:
  Net income                                      $ 12,323        $ 27,610
  Adjustments to reconcile net income to net
   cash provided by (used for) operating
   activities:
    Depreciation and amortization--Existing
     divisions                                       2,719           2,662
    Depreciation and amortization--Divested
     divisions                                          --             193
    Gain on sale of division                            --         (16,500)
    Extraordinary loss                                  --             629
    Provision for deferred compensation                937           1,257
    Deferred income tax benefit                       (866)           (484)
    Changes in current operating items:
      Increase in accounts and notes
       receivable                                  (10,645)        (10,854)
      Decrease (increase) in inventories               872          (3,977)
      Decrease (increase) in other current
       assets                                          453            (921)
      Increase in accounts payable                   8,970           5,392
      Decrease in other accrued liabilities         (3,887)         (7,213)
    Other items, net                                   130             424
                                                  --------        --------
  Net cash provided by (used for) operating
   activities                                       11,006          (1,782)
                                                  --------        --------

Cash flows from investing activities:
  Proceeds from sale of divisions                       --          37,786
  Payment for purchase of assets                      (673)             --
  Proceeds from sale of property and equipment          21             716
  Capital expenditures                              (1,932)         (2,678)
  Other, net                                           (69)            (49)
                                                  --------        --------
    Net cash (used for) provided by investing
     activities                                     (2,653)         35,775
                                                  --------        --------

Cash flows from financing activities:
  Early extinguishment of senior notes                  --         (14,175)
  Borrowings under the bank credit agreement         3,000              --
  Prepayment penalties and related costs                --            (629)
  Cash distributions to partners                   (15,429)        (18,325)
  Repayments under other credit facilities,
   net                                                (382)           (772)
  Principal payments under capitalized lease
   obligations                                          --             (30)
                                                  --------        --------
    Net cash used for financing activities         (12,811)        (33,931)
                                                  --------        --------

Net (decrease) increase in cash and cash
 equivalents                                        (4,458)             62

Cash and cash equivalents at beginning of
 period                                              5,900           4,903
                                                  --------        --------
Cash and cash equivalents at end of period        $  1,442        $  4,965
                                                  ========        ========
*Reclassified for comparative purposes.




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1. Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource L.P. (the "Company"), formerly Sun Distributors L.P., and its subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). All significant intercompany balances and transactions have been eliminated. The Company is one of the largest wholesale distributors of industrial products and related services in the United States. The Company's three business segments are industrial services, retail hardware merchandising and retail glass.

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

2. Related Party Transaction:

In March 1996, the Operating Partnership paid the 1995 management fee of $3,330 due the General Partner, SDI Partners I, L.P. (the "GP").

3. Acquisitions/Divestitures:

On April 11, 1996, the Company's Industrial Services segment, through its Warren Fluid Power Division, purchased certain assets of Hydraulic Depot, Inc., of Reno, Nevada, for an aggregate purchase price of $700. Annual sales of Hydraulic Depot, Inc. are approximately $2,500.

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

                         SUNSOURCE L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)

3.  Acquisitions/Divestitures (continued):

For comparison purposes the Company has reclassified the results of operations of its divested Downey Glass division (sold on October 27, 1995) for the three and six months ended June 30, 1995, to a separate component of income from operations in the Consolidated Statement of Income for the three and six months ended June 30, 1995. Downey's sales, gross profit and operating income for the three and six months ended June 30, 1995, were $8,800 and $17,200, $2,800 and $5,000 and $300 and $100, respectively. Total assets for Downey were $9,982 at June 30, 1995, and are included in the Consolidated Balance Sheet as of June 30, 1995.

4.  Extraordinary Loss:

During the first quarter of 1995, the Company recorded an extraordinary loss of $629 or approximately $.03 per Class B limited partnership interest due to early extinguishment of a portion of the Company's Series A 9.08% and Series B 8.44% senior notes. The extraordinary loss consists entirely of prepayment penalties. (See Note 5, Lines of Credit and Long-Term Debt).

5.  Lines of Credit and Long-Term Debt:

As of June 30, 1996, the Operating Partnership had $39,900 available under its $50,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The $10,100 outstanding under the Bank Credit Agreement consisted of bank borrowings amounting to $3,000 as reflected on the Company's consolidated balance sheet at June 30, 1996, and letter of credit commitments aggregating $7,100.

The Operating Partnership has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of June 30, 1996. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit for working capital purposes of which $967 USD was outstanding at June 30, 1996.

In connection with the sale of the Electrical Group divisions in December 1994 and the Dorman Products division in January 1995, the Operating Partnership was required to offer the holders of its senior notes prepayment in the amount of $14,175 which the noteholders accepted. Prepayment of the senior notes was made on March 14, 1995, including accrued interest thereon of $360 and a prepayment penalty of $629. (See Note 4--Extraordinary Loss.)

                         SUNSOURCE L.P. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (dollars in thousands)

6. Contingencies:

The Operating Partnership is a party to litigation in which the buyer of its Dorman Products division claims that certain misrepresentations were made in connection with the purchase. The buyer seeks damages of approximately $21,000. In the opinion of management, the ultimate resolution of this matter will not have a material effect on the consolidated financial position, operations or cash flows of the Company.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

The Company is a publicly held master limited partnership operating in the wholesale distribution industry through a subsidiary partnership, SDI Operating Partners L.P. (the "Operating Partnership"). The Company consists of a headquarters operation and three business segments which are Industrial Services, Retail Hardware Merchandising and Retail Glass.

The Company's Industrial Services segment is comprised of the Sun Inventory Management ("SIMCO") divisions and the Sun Technology Services divisions. The SIMCO divisions are Kar Products, A&H Bolt and SIMCO/Special-T-Metals. The SIMCO divisions provide maintenance products and inventory management services to both original equipment manufacturers and maintenance and repair facilities, including in-plant systems. Sun Technology Services, formerly the Fluid Power group, is comprised of Activation, Air-Dreco, J.N. Fauver Co., Hydra-Power Mexico, Walter Norris and Warren Fluid Power. The Technology Services divisions provide fluid power products, engineering design, and equipment repair services to a wide variety of industrial customers.

The Company's Retail Hardware Merchandising segment consists of the Hillman Fastener division. Hillman distributes hardware and related products and also provides merchandising systems service and support to both large and small hardware retailers.

The Company's Retail Glass segment consists of the Harding Glass division. Harding provides point-of-sale glass related products and services including the distribution and installation of automobile and flat glass.

RESULTS OF OPERATIONS

    Three Months Ended June 30, 1996 and June 30, 1995
    --------------------------------------------------

Net income for the quarter ended June 30, 1996, was $8.3 million compared with $8.4 million in 1995. The results for the second quarter of 1995 included $.3 million of operating income from Downey Glass which was divested on October 27, 1995. Excluding Downey, net income increased $.2 million or 2.6% over the second quarter of 1995.

Net sales increased $12.5 million or 8.1% over the second quarter of 1995, excluding Downey, due to strengthening in most product markets and growth from sales programs and services initiated since 1992. Sales recorded in the second quarter of 1996 were $167.5 million compared with the second quarter of 1995 sales of $154.9 million, excluding divisions sold. Sales increases by business segment are as follows:



                                           SALES INCREASE
                                           --------------
                                           AMOUNT         %
                                           ------         --
      Industrial Services
       SIMCO divisions                  $ 4.8 million   13.9%
       Technology Services divisions      2.5 million    3.4%
                                        -----
        Total Industrial Services         7.3 million    6.7%
      Retail Hardware Merchandising       5.1 million   22.6%
      Retail Glass                         .1 million     .5%
                                        -----
         Total Company                  $12.5 million    8.1%
                                        =====

The sales increase in the retail hardware merchandising segment includes approximately $2.8 million due to the acquisition of the retail division of Curtis Industries, Inc., acquired in November 1995 by the Company's Hillman Fastener division.

Cost of sales increased $8.5 million or 9.3% from the second quarter of 1995, due primarily to increased sales levels in the comparison period.

Gross margins were 40.1% in the second quarter of 1996 compared with 40.7% in the same period of 1995, comprised by business segment as follows:


                                                   2nd Quarter
                                                   -----------
                                                 1996        1995
                                                 ----        ----
          Industrial Services
            SIMCO divisions                      60.9%       65.4%
            Technology Services divisions        26.6%       27.0%
              Total Industrial Services          38.1%       39.1%
          Retail Hardware Merchandising          49.3%       51.8%
          Retail Glass                           37.9%       36.9%


The erosion in the gross margin in the SIMCO divisions is due mainly to competitive pricing pressure and changes in sales mix. Gross margins in the retail hardware merchandising segment decreased due to reduced packaging productivity levels and costs associated with business expansion programs.

Selling, general and administrative ("S,G&A") expenses increased by $4.8 million or 9.5% over the second quarter of 1995, comprised as follows: increased selling expenses of $1.7 million or 6.7%, increased warehouse and delivery expenses of $2.4 million or 27.8% and increased general and administrative expenses of $.8 million or 4.6%. The increase in S,G&A expenses supported increased 1996 sales levels, the integration of Curtis and expansion programs by several other operating units.

S,G&A expenses as a percentage of sales, were as follows:


                                                  2nd Quarter
                                                  -----------
                                                1996        1995
                                                ----        ----
     Selling Expenses                           15.9%       16.0%
     Warehouse and Delivery Expenses             6.5%        5.5%
     General and Administrative Expenses        10.9%       11.3%
                                                ----        ----
       Total S,G&A Expenses                     33.3%       32.8%
                                                ====        ====


The increase in warehouse and delivery expenses as a percentage of sales is due to increased costs associated with the Curtis acquisition and the addition of five large in-plant accounts in the SIMCO businesses.

As calculated in accordance with the partnership agreement, the management fee due the General Partner (the "GP") annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

The $.3 million in net results of operations from divisions sold represents operating income from the divested Downey Glass division for the second quarter of 1995.

Other income increased by $.7 million in the comparison period due primarily to legal settlements and post-closing adjustments from divisions sold.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS #109"). Deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes in the second quarter of 1996 decreased $.4 million from the second quarter of 1995 due primarily to the recording of a $.4 million deferred income tax benefit relating to book/tax differences in the Company's casualty loss insurance program.

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.28 of income per Class A limited partnership interest for the quarters ended June 30, 1996 and June 30, 1995, respectively; and $.24 of income per Class B limited partnership interest for both quarters ended June 30, 1996 and June 30, 1995. Income per Class B interest in the 1995 period included $.01 of income from the divested Downey Glass division.

Results of Operations

    Six Months Ended June 30, 1996 and June 30, 1995
    ------------------------------------------------

Net income for the first six months of 1996 was $12.3 million compared with $27.6 million in 1995. The results for the first six months of 1995 included a $16.5 million gain from the sale of Dorman Products, a $.6 million charge related to the early retirement of debt, and $.1 million of operating income from Downey Glass which was divested on October 27, 1995. Excluding these items, net income increased $.7 million or 5.6% over the first six months of 1995.

Net sales increased $21.0 million or 7.0% over the first six months of 1995, excluding Downey, due to strengthening in most product markets and growth from sales programs and services initiated since 1992. Sales recorded in the first six months of 1996 were $322.4 million compared with sales of $301.4 million in the first six months of 1995, excluding divisions sold. Sales increases (decreases) by business segment are as follows:



                                              SALES INCREASE (DECREASE)
                                             --------------------------
                                                  AMOUNT           %
                                                  ------           --
Industrial Services
  SIMCO divisions                               8.2 million      11.9 %
                                              -----
  Technology Services divisions               $ 5.4 million       3.7 %
    Total Industrial Services                  13.6 million       6.3 %
Retail Hardware Merchandising                   8.1 million      19.3 %
Retail Glass                                    (.7)million      (1.4)%
                                              -----
    Total Company                             $21.0 million       7.0 %
                                              =====


The sales increase in the retail hardware merchandising segment includes approximately $5.0 million or 11.9% which is due to the Curtis acquisition. The decline in sales volume in the Retail Glass Segment is attributable to the discontinuation of certain product lines and markets served accounting for $.2 million of the sales decline and a decrease in flat glass, brokerage and other product line sales of $1.8 million, offset by an increase in retail auto glass sales of $1.3 million.

Cost of sales increased $13.7 million or 7.7% from the first six months of 1995, due primarily to increased sales levels in the comparison period.

Gross margins were 40.2% in the first six months of 1996 compared with 40.6% in the same period of 1995, comprised by business segment as follows:



                                                   Six Months
                                                   ----------
                                                1996        1995
                                                ----        ----
Industrial Services
  SIMCO divisions                               61.9%       65.3%
  Technology Services divisions                 26.6%       27.0%
    Total Industrial Services                   38.6%       39.3%
Retail Hardware Merchandising                   49.8%       51.8%
Retail Glass                                    37.2%       35.9%


The erosion in the gross margin in the SIMCO division is due mainly to competitive pricing pressure and changes in sales mix. Gross margins in the retail hardware merchandising segment decreased due to reduced packaging productivity levels and costs associated with business expansion programs.

Selling, general and administrative ("S,G&A") expenses increased by $8.3 million or 8.1% over the first six months of 1995, comprised as follows: increased selling expenses of $3.4 million or 7.0%, increased warehouse and delivery expenses of $3.7 million or 21.4% and increased general and administrative expenses of $1.2 million or 3.3%. The increase in S,G&A expenses supported increased 1996 sales levels, the integration of the Curtis retail division and expansion programs by several other operating units.

S,G&A expenses as a percentage of sales, were as follows:

                                                 Six Months
                                                 ----------
                                              1996        1995
                                              ----        ----
Selling Expenses                              16.4%       16.4%
Warehouse and Delivery Expenses                6.5%        5.7%
General and Administrative Expenses           11.4%       11.8%
                                              ----        ----
    Total S,G&A Expenses                      34.3%       33.9%
                                              ====        ====

The increase in warehouse and delivery expenses as a percentage of sales is due to increased costs associated with the Curtis acquisition and the addition of five large in-plant accounts in the SIMCO businesses.

As calculated in accordance with the partnership agreement, the management fee due the GP annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

The $.1 million of net results of operations from divisions sold represents operating income from the divested Downey Glass division for the first six months of 1995.

Interest income decreased $.3 million in the comparison period due primarily to reduced investment of excess cash that was generated during the fourth quarter of 1994 and the first quarter of 1995 from divisions sold.

Interest expense decreased $.4 million in the comparison period due primarily to reduced financing costs from the prepayment of senior notes on March 14, 1995.

Other income increased by $.9 million in the comparison period due primarily to legal settlements and post-closing adjustments from divisions sold.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with SFAS #109. Deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes in the first six months of 1996 decreased $.6 million from the first six months of 1995 due to the recording of a $.4 million deferred income tax benefit relating to book/tax differences in the Company's casualty loss insurance program and to a $.2 million reduction in the foreign income tax provision.

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.55 of income per Class A limited partnership interest for the six months ended June 30, 1996 and June 30, 1995; and $.28 of income per Class B limited partnership interest in the first six months of 1996 compared with $.98 of income per Class B interest for the first six months of 1995. Income per Class B interest in 1995 included a gain of $.75 from the sale of Dorman Products and an extraordinary loss of $.03 from the early extinguishment of debt. Excluding these items, income per Class B limited partnership interest amounted to $.28 in the first six months of 1996 compared with $.26 in the first six months of 1995.

Liquidity and Capital Resources

Net cash provided by operations in the first six months of 1996 was $11.0 million compared with net cash used in operations in the first six months of 1995 of $1.8 million, a change of $12.8 million. This change was due primarily to decreased working capital investment in operations in the comparison period of approximately $13.3. The Company's net interest coverage ratio (earnings before interest, taxes and gain on sale of divisions over net interest expense) improved to 4.50X in the first six months of 1996 from 4.34X in the comparable prior year period.

The Company's cash position of $1.4 million as of June 30, 1996, decreased $4.5 million from the balance at December 31, 1995. Cash was provided during this period primarily from operations in the amount of $11.0 million and from borrowings under the bank credit agreement of $3.0 million. Cash was used during this period predominantly for distributions to the general and limited partners, capital expenditures, and other items in the amounts of $15.4 million, $1.9 million and $1.2 million, respectively.

The Company's working capital position of $102.1 million at June 30, 1996, represents an increase of $6.2 million from the December 31, 1995 level of $95.8 million. The increase is attributable to reinvestment in working capital of $2.5 million, a decrease in distributions payable to partners of $5.9 million, a decrease in management fee payable to the General Partner of $1.7 million and working capital from acquisitions of $.6 million, offset by a decrease in cash of $4.5 million. The Company's current ratio increased to 2.19 at June 30, 1996 from the December 31, 1995 level of 2.11.

As of June 30, 1996, the Company's total debt as a percentage of its consolidated capitalization is 43.6% compared with 44.9% as of June 30, 1995.











                                                                15 Page 15 of 18

The Company anticipates spending approximately $3.4 million for capital expenditures for the full year 1996, primarily for machinery and equipment.

As of June 30, 1996, the Operating Partnership had $39.9 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through December 31, 1997. The $10.1 million outstanding under the Bank Credit Agreement consisted of bank borrowings totaling $3.0 million and Letter of Credit commitments aggregating $7.1 million. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $1.0 million USD was outstanding at June 30, 1996.

On April 19, 1996, the Company announced an increase in the monthly Class B tax-related cash distribution from $.02 to $.03 per Class B interest to holders of record May 1, 1996, payable May 31, 1996 and expects this tax distribution rate to continue for the balance of 1996 to assist the holders of Class B interests in meeting their 1996 estimated tax obligations.

See Item 3--Legal Proceedings of Form 10-K dated December 31, 1995, and Part II,
Item 1 of this report, for the description of a recent lawsuit with respect to the sale of the Company's Dorman Products Division. Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Company.

ACQUISITIONS

On April 11, 1996, the Company's Industrial Services segment, through its Warren Fluid Power Division, purchased certain assets of Hydraulic Depot, Inc. of Reno, Nevada for an aggregate purchase price of $.7 million. Annual sales of Hydraulic Depot, Inc. are approximately $2.5 million. This acquisition expands Warren's previous geographic markets.

OTHER

See Part II, Item 5 for a description of the status of a plan to convert the partnership into a corporation.

                                    PART II


                               OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS.
- --------------------------

With respect to the action commenced by Dorman Products of America, Ltd. ("Dorman") against the Company's Operating Partnership ("SDI") reported in the Form 10-K for the year ended December 31, 1995, SDI filed a motion to dismiss for lack of jurisdiction. Dorman subsequently withdrew this action. On April 25, 1996, SDI filed an action against Dorman and its parent, R&B, Inc., in the Court of Common Pleas of Montgomery County, Pennsylvania alleging breach of contract, intentional interference with contractual relations and negligence and requesting a declaratory judgment that SDI did not make any misrepresentations in connection with the sale of the Dorman Products division. Dorman has counterclaimed in this action with the same claims it had raised in the original action.

ITEMS 2-4--NONE.
- ----------------

ITEM 5--OTHER INFORMATION.
- --------------------------

On June 12, 1996, the Board of Directors of the Company's General Partner authorized management to proceed with the development of a plan to recapitalize and convert the limited partnership into a corporation. The Board also appointed a special committee of disinterested directors to review, evaluate and reach a determination with respect to the terms of the proposed recapitalization. The Special Committee will then make a recommendation to the Board with respect to the proposal. Pursuant to the Board's authorization, the Special Committee has appointed Smith Barney, Inc. as financial advisors and Dechert Price & Rhoads as legal counsel to assist the committee with its work. It is expected that the general partner and holders of Class A and B limited partnership interests of SunSource will receive securities of a newly formed corporation, although the type and amount of securities has not yet been determined. Once the proposal is approved by the Board, a proxy statement will be sent to the partners describing the plan and soliciting their approval.

ITEM 6--NONE.
- -------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SUNSOURCE L.P.















BY:  /S/ Joseph M. Corvino        BY:  /S/ John J. Dabrowski
     ---------------------------       ----------------------------
     Joseph M. Corvino                 John J. Dabrowski
     Vice President--Finance           Controller
     Chief Financial Officer           (Chief Accounting Officer)






DATE: August 14, 1996




                                                                   Page 18 of 18