Form 10-Q
period 1996-09-30
SUNSOURCE LP
filed 1996-11-14
CIK 807396

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended September 30, 1996
--------------------------------------------------

Commission file number 1-9375
                      --------

                                 SunSource L.P.
       ------------------------------------------------------------------
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


                                 (215) 665-3650
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES      X       NO
                                 ----------      -----------

                                 SUNSOURCE L.P.

                                      INDEX





PART I.  FINANCIAL INFORMATION                                          PAGE(S)

  Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets as of September 30, 1996,
             (Unaudited) December 31, 1995, and September 30, 1995         3
             (Unaudited)

             Consolidated Statements of Income for
             the Three Months ended September 30, 1996 and 1995
             (Unaudited)                                                   4

             Consolidated Statements of Income for
             the Nine Months ended September 30, 1996 and 1995
             (Unaudited)                                                   5

             Consolidated Statements of Cash Flows
             for the Three Months ended September 30, 1996 and 1995
             (Unaudited)                                                   6

             Consolidated Statements of Cash Flows
             for the Nine Months ended September 30, 1996 and 1995
             (Unaudited)                                                   7

             Notes to Consolidated Financial Statements
             (Unaudited)                                                8-10

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11-16


PART II.    OTHER INFORMATION                                             17




SIGNATURES                                                                18




                                        2
                                                                    Page 2 of 18

                         SUNSOURCE L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                        SEPTEMBER 30, 1996                        SEPTEMBER 30, 1995*
                                                           (Unaudited)        DECEMBER 31, 1995*      (Unaudited)
                                                        ------------------    ------------------  -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  1,729              $  5,900            $  9,249
  Accounts and notes receivable, net                           86,693                75,824              83,255
  Inventories                                                  97,088                96,022              91,064
  Other current assets                                          4,630                 4,742               3,586
                                                             --------              --------            --------
      Total current assets                                    190,140               182,488             187,154

Property and equipment, net                                    20,267                20,181              21,605
Goodwill                                                       44,589                44,250              43,912
Other intangibles                                                 821                 1,312               1,489
Deferred income taxes                                           3,747                 2,844               2,709
Cash surrender value of life insurance policies                 3,163                 3,009                --
Other assets                                                      576                   507                 698
                                                             --------              --------            --------
      Total assets                                           $263,303              $254,591            $257,567
                                                             ========              ========            ========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable, trade                                    $ 52,837              $ 42,437            $ 45,955
  Notes payable                                                 2,021                 2,753               2,145
  Current portion of senior notes                               6,395                 6,395               4,795
  Distributions payable to partners                             1,934                 7,819               1,638
  Accrued expenses:
    Salaries and wages                                          5,546                 5,109               5,263
    Interest on senior notes                                    2,081                   520               2,223
    Management fee due the general partner                      2,491                 3,330               2,491
    Income and other taxes                                      2,864                 3,398               3,182
    Other accrued expenses                                     12,495                14,886              13,331
                                                             --------              --------            --------
      Total current liabilities                                88,664                86,647              81,023

Senior notes                                                   63,934                63,934              70,330
Deferred compensation                                           8,300                 7,829               7,547
Other liabilities                                               1,245                 1,238                 485
                                                             --------              --------            --------
      Total liabilities                                       162,143               159,648             159,385
                                                             --------              --------            --------
Commitments and contingencies
Partners' capital:
  General partner                                               1,024                   963                 980
  Limited partners:
    Class A interests                                          67,642                67,642              67,642
    Class B interests                                          35,296                29,252              31,074
    Class B interests held in treasury                         (1,514)               (1,514)             (1,514)
  Cumulative foreign currency translation adjustment           (1,288)               (1,400)                --
                                                             --------              --------            --------
      Total partners' capital                                 101,160                94,943              98,182
                                                             --------              --------            --------
      Total liabilities and partners' capital                $263,303              $254,591            $257,567
                                                             ========              ========            ========

*Reclassified for comparative purposes.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        3
                                                                   Page 3 of 18

                         SUNSOURCE L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED
        (dollars in thousands, except for partnership interest amounts)



                                                             September 30, 1996    September 30, 1995*
                                                             ------------------    -------------------

Net sales                                                       $   167,125           $   154,117
Cost of sales                                                        99,096                90,516
                                                               ------------          ------------
   Gross profit                                                      68,029                63,601
                                                               ------------          ------------
Operating expenses:
  Selling, general and administrative expenses                       55,592                51,975
  Management fee to general partner                                     840                   840
  Depreciation                                                          915                   862
  Amortization                                                          499                   488
                                                               ------------          ------------
   Total operating expenses                                          57,846                54,165
                                                               ------------          ------------

Net results of operations from divisions sold (note 3)                 --                     323
                                                               ------------          ------------
   Income from operations                                            10,183                 9,759

Interest income                                                          16                    41
Interest expense                                                      1,779                 1,754
Other expense, net                                                      (37)                  (30)
                                                               ------------          ------------
    Income before provision for income taxes                          8,383                 8,016

Provision for income taxes                                               97                   188
                                                               ------------          ------------
    Net income                                                  $     8,286           $     7,828
                                                               ============          ============


Net income allocated to partners:
  General partner                                               $        83           $        78
                                                               ------------          ------------
  Class A limited partners                                      $     3,052           $     3,052
                                                               ------------          ------------
  Class B limited partners                                      $     5,151           $     4,698
                                                               ------------          ------------


Earnings per Limited partnership interest:

     - Class A interest                                         $      0.27           $      0.27
     - Class B interest                                         $      0.24           $      0.22

Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                                            11,099,573            11,099,573
  - Class B interests                                            21,675,746            21,675,746

*Restated for comparative purposes.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        4
                                                                    Page 4 of 18

                         SUNSOURCE L.P. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE NINE MONTHS ENDED
        (dollars in thousands, except for partnership interest amounts)

                                                            September 30, 1996            September 30, 1995*
                                                            ------------------          ---------------------
Net Sales                                                      $   489,517                  $   455,501
Cost of sales                                                      291,920                      269,623
                                                              ------------                 ------------
   Gross profit                                                    197,597                      185,878
                                                              ------------                 ------------
Operating expenses:
  Selling, general and administrative expenses                     166,059                      154,148
  Management fee to general partner                                  2,491                        2,491
  Depreciation                                                       2,684                        2,531
  Amortization                                                       1,449                        1,481
                                                              ------------                 ------------
   Total operating expenses                                        172,683                      160,651
                                                              ------------                 ------------
Net results of operations from divisions sold (note 3)                --                            396
                                                              ------------                 ------------
   Income from operations                                           24,914                       25,623

Interest income                                                         60                          342
Interest expense                                                     5,207                        5,623
Other income (expense), net                                            470                         (413)
Gain on sale of divisions (note 3)                                    --                         16,500
                                                              ------------                 ------------
    Income before provision for income taxes                        20,237                       36,429

Provision (benefit) for income taxes                                  (372)                         362
                                                              ------------                 ------------
    Income before extraordinary loss                                20,609                       36,067

Extraordinary loss from early extinguishment
    of debt (note 4)                                                  --                           (629)
                                                              ------------                 ------------
    Net income                                                 $    20,609                  $    35,438
                                                              ============                 ============
Net income allocated to partners:
  General partner                                              $       206                  $       354
                                                              ------------                 ------------
  Class A limited partners                                     $     9,157                  $     9,157
                                                              ------------                 ------------
  Class B limited partners                                     $    11,246                  $    25,927
                                                              ------------                 ------------
Earnings per Limited partnership interest:
   Income before extraordinary loss
     - Class A interest                                        $      0.82                  $      0.82
     - Class B interest                                        $      0.52                  $      1.23

   Extraordinary loss
     - Class A interest                                               --                           --
     - Class B interest                                               --                   ($      0.03)

   Net income
     - Class A interest                                        $      0.82                  $      0.82
     - Class B interest                                        $      0.52                  $      1.20

Weighted average number of outstanding
 limited partnership interests:
  - Class A interests                                           11,099,573                   11,099,573
  - Class B interests                                           21,675,746                   21,675,746

*Restated for comparative purposes.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        5
                                                                    Page 5 of 18

                         SUNSOURCE L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED
                             (dollars in thousands)



                                                                September 30, 1996     September 30, 1995*
                                                                ------------------     ------------------
Cash flows from operating activities:
  Net income                                                         $ 8,286                $ 7,828
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization - Existing divisions                1,414                  1,322
     Depreciation and amortization - Divested divisions                 --                      137
     Provision for deferred compensation                                 (39)                   801
     Deferred income tax benefit                                         (37)                   (81)
     Changes in current operating items:
        Decrease (increase) in accounts and notes receivable              65                   (243)
        Increase in inventories                                       (3,004)                (2,968)
        Decrease (increase) in other current assets                     (341)                 3,113
        Increase (decrease) in accounts payable                        1,372                 (1,232)
        Increase in accrued interest                                   1,561                  1,667
        Increase (decrease) in other accrued liabilities                 212                 (1,110)
     Other items, net                                                    128                    231
                                                                   ---------               --------
    Net cash provided by operating activities                          9,617                  9,465
                                                                   ---------               --------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                            18                     46
  Investment in life insurance policies                                 (100)                  --
  Capital expenditures                                                  (781)                  (793)
  Other, net                                                             (11)                  (170)
                                                                   ---------               --------
    Net cash used for investing activities                              (874)                  (917)
                                                                   ---------               --------
Cash flows from financing activities:
  Repayments under the bank credit agreement                          (3,000)                  --
  Cash distributions to partners                                      (5,106)                (4,452)
  Borrowings (repayments) under other credit facilities, net            (350)                   208
  Principal payments under capitalized lease obligations                --                      (20)
                                                                   ---------               --------
    Net cash used for financing activities                            (8,456)                (4,264)
                                                                   ---------               --------
Net increase  in cash and cash equivalents                               287                  4,284

Cash and cash equivalents at beginning of period                       1,442                  4,965
                                                                   ---------               --------
Cash and cash equivalents at end of period                           $ 1,729                $ 9,249
                                                                   =========               ========
*Reclassified for comparative purposes.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        6
                                                                    Page 6 of 18

                         SUNSOURCE L.P. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE NINE MONTHS ENDED
                             (dollars in thousands)

                                                                September 30, 1996     September 30, 1995*
                                                                ------------------     ------------------


Cash flows from operating activities:
  Net income                                                        $ 20,609              $ 35,438
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization - Existing divisions                4,133                 2,799
     Depreciation and amortization - Divested divisions                 --                   1,515
     Gain on sale of division                                           --                 (16,500)
     Extraordinary loss                                                 --                     629
     Provision for deferred compensation                                 898                 2,058
     Deferred income tax benefit                                        (903)                 (565)
     Changes in current operating items:
        Increase in accounts and notes receivable                    (10,580)              (11,097)
        Increase in inventories                                       (2,132)               (6,945)
        Decrease in other current assets                                 112                 2,192
        Increase in accounts payable                                  10,342                 4,160
        Increase in accrued interest                                   1,561                 1,562
        Decrease in other accrued liabilities                         (3,675)               (8,218)
     Other items, net                                                    258                   655
                                                                    --------              --------
    Net cash provided by operating activities                         20,623                 7,683
                                                                    --------              --------

Cash flows from investing activities:
  Proceeds from sale of divisions                                       --                  37,786
  Proceeds from sale of property and equipment                            39                   762
  Payment for purchase of assets                                        (673)                 --
  Investment in life insurance policies                                 (100)                 --
  Capital expenditures                                                (2,713)               (3,471)
  Other, net                                                             (80)                 (219)
                                                                    --------              --------
    Net cash (used for) provided by investing activities              (3,527)               34,858
                                                                    --------              --------

Cash flows from financing activities:
  Early extinguishment of senior notes                                  --                 (14,175)
  Prepayment penalties and related costs                                --                    (629)
  Cash distributions to partners                                     (20,535)              (22,777)
  Repayments under other credit facilities, net                         (732)                 (564)
  Principal payments under capitalized lease obligations                --                     (50)
                                                                    --------              --------
    Net cash used for financing activities                           (21,267)              (38,195)
                                                                    --------              --------
Net (decrease) increase in cash and cash equivalents                  (4,171)                4,346

Cash and cash equivalents at beginning of period                       5,900                 4,903
                                                                    --------              --------
Cash and cash equivalents at end of period                          $  1,729              $  9,249
                                                                    ========              ========
*Reclassified for comparative purposes.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        7
                                                                    Page 7 of 18

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





                                        8
                                                                    Page 8 of 18

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)




3.   Acquisitions/Divestitures (continued):

For comparison purposes the Company has reclassified the results of operations of its divested Downey Glass division (sold on October 27, 1995) for the three and nine months ended September 30, 1995, to a separate component of income from operations in the Consolidated Statement of Income for the three and nine months ended September 30, 1995. Downey's sales, gross profit and operating income for the three and nine months ended September 30, 1995, were $9,100 and $26,300, $2,900 and $8,000 and $300 and $400, respectively. Total assets for Downey were $9,996 at September, 1995, and are included in the Consolidated Balance Sheet as of September 30, 1995.


4.  Extraordinary Loss:

During the first quarter of 1995, the Company recorded an extraordinary loss of $629 or approximately $.03 per Class B limited partnership interest due to early extinguishment of a portion of the Company's Series A 9.08% and Series B 8.44% senior notes. The extraordinary loss consists entirely of prepayment penalties. (See Note 5, Lines of Credit and Long-Term Debt).


5.  Lines of Credit and Long-Term Debt:

As of September 30, 1996, the Operating Partnership had $42,564 available under its $50,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions. The $7,436 outstanding under the Bank Credit Agreement consisted of letter of credit commitments only.

In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit for working capital purposes of which $829 USD was outstanding at September 30, 1996.

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














                                        9
                                                                    Page 9 of 18

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










                                       10
                                                                   Page 10 of 18

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

General

The Company is a publicly held master limited partnership operating in the wholesale distribution industry through a subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). The Company consists of a headquarters operation and three business segments which are Industrial Services, Retail Hardware Merchandising and Retail Glass.

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

The Company's Retail Hardware Merchandising segment consists of the Hillman division. Hillman distributes hardware items and related products and also provides merchandising systems service and support to both large and small hardware retailers.

The Company's Retail Glass segment consists of the Harding Glass division. Harding provides glass products and point-of-sale related services such as the installation and repair of automobile and flat glass.


Results of Operations

        Three Months Ended September 30, 1996 and September 30, 1995

Net income for the quarter ended September 30, 1996, was $8.3 million compared with $7.8 million in 1995. The results for the third quarter of 1995 included $.3 million of operating income from Downey Glass which was divested on October 27, 1995. Excluding Downey, net income increased $.8 million or 10.4% over the third quarter of 1995.

Net sales increased $13.0 million or 8.4% over the third quarter of 1995, excluding Downey, due to strengthening in most product markets and the addition of new product lines and value-added services. Sales recorded in the third quarter of 1996 were $167.1 million compared with the third quarter of 1995 sales of $154.1 million, excluding divisions sold. Sales increases by business segment are as follows:

                                                         Sales Increase
                                                   ------------------------
                                                    Amount               %
                                                   -------              ---
       Industrial Services
          SIMCO divisions                          $  4.1  million     11.3 %
          Technology Services divisions               1.7  million      2.4 %
                                                   ------
              Total Industrial Services               5.8  million      5.4 %
       Retail Hardware Merchandising                  7.5  million     34.1 %
       Retail Glass                                   (.3) million     (1.1)%
                                                  -------
              Total Company                       $  13.0  million      8.4 %
                                                  =======

                                       11
                                                                   Page 11 of 18

The sales increase in the Retail Hardware Merchandising segment includes approximately $3.0 million due to the acquisition of the retail division of Curtis Industries, Inc., ("Curtis") acquired in November 1995 by the Company's Hillman division. Excluding Curtis, sales increased 20.4% in the retail hardware segment in the third quarter comparison period.

The increase in sales in the SIMCO divisions is comprised of sales growth in inventory management services of $2.3 million or 32.0%, and in maintenance products of $1.8 million or 6.3%.

Cost of sales increased $8.6 million or 9.5% from the third quarter of 1995, due primarily to increased sales levels in the comparison period.

Gross margins were 40.7% in the third quarter of 1996 compared with 41.3% in the same period of 1995, comprised by business segment as follows:

                                                             3rd Quarter
                                                         --------------------
                                                         1996            1995
                                                         ----            ----
               Industrial Services
                  SIMCO divisions                        60.5%           63.8%
                  Technology Services divisions          26.7%           27.6%
                      Total Industrial Services          38.6%           39.6%
               Retail Hardware Merchandising             50.0%           53.2%
               Retail Glass                              39.4%           37.9%

The erosion in the gross margin in the SIMCO divisions is due mainly to competitive pricing pressures and changes in sales mix. Gross margins in the Retail Hardware Merchandising segment decreased due to reduced packaging productivity levels and costs associated with the Curtis acquisition and other business expansion programs.

Selling, general and administrative ("S,G&A") expenses increased by $3.6 million or 7.0% over the third quarter of 1995, comprised as follows: increased selling expenses of $2.3 million or 9.5%, increased warehouse and delivery expenses of $1.9 million or 20.8% and decreased general and administrative ("G&A") expenses of $.6 million or 3.5%.

Selling expenses increased generally due to the increased sales levels in the comparison period. The increase in warehouse and delivery expenses is due to increased costs associated with the Curtis acquisition and the addition of six in-plant accounts in the SIMCO businesses. The decrease in G&A expenses was due primarily to reduced provisions for deferred compensation and the adjustment of casualty loss insurance liabilities.

Including the changes discussed above, S,G&A expenses as a percentage of sales in the comparison period, were as follows:


                                                             3rd Quarter
                                                         --------------------
                                                         1996            1995*
                                                         ----            ----
        Selling Expenses                                 16.1%           15.9%
        Warehouse and Delivery Expenses                   6.7%            6.0%
        General and Administrative Expenses              10.5%           11.8%
                                                         -----           -----
               Total S,G&A Expenses                      33.3%           33.7%
                                                         =====           =====

* Restated for comparison purposes.

As calculated in accordance with the partnership agreement, the management fee due the General Partner (the "GP") annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

                                       12
                                                                   Page 12 of 18

The $.3 million in net results of operations from divisions sold represents operating income from the divested Downey Glass division for the third quarter of 1995.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS #109"). Deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes in the third quarter of 1996 decreased $.1 million from the third quarter of 1995 due primarily to the adjustment of prior-year state income tax provisions.

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.27 of income per Class A limited partnership interest for the quarters ended September 30, 1996 and September 30, 1995, respectively; and $.24 and $.22 of income per Class B limited partnership interest for the quarters ended September 30, 1996 and September 30, 1995, respectively. Income per Class B interest in the 1995 period included $.02 of income from the divested Downey Glass division.


Results of Operations

        Nine Months Ended September 30, 1996 and September 30, 1995

Net income for the first nine months of 1996 was $20.6 million compared with $35.4 million in 1995. The results for the first nine months of 1995 included a $16.5 million gain from the sale of Dorman Products, a $.6 million charge related to the early retirement of debt, and $.4 million of operating income from Downey Glass which was divested on October 27, 1995. Excluding these 1995 events, net income increased $1.4 million or 7.5% over the first nine months of 1995.

Net sales increased $34.0 million or 7.5% over the first nine months of 1995, excluding Downey, due to strengthening in most product markets and the addition of new product lines and value-added services. Sales recorded in the first nine months of 1996 were $489.5 million compared with sales of $455.5 million in the first nine months of 1995, excluding divisions sold. Sales increases (decreases) by business segment are as follows:

                                                    Sales Increase (Decrease)
                                                   --------------------------
                                                    Amount                 %
                                                   --------               ---
      Industrial Services
         SIMCO divisions                           $  12.2 million       11.7 %
         Technology Services divisions                 7.1 million        3.3 %
                                                   -------
             Total Industrial Services                19.3 million        6.0 %
      Retail Hardware Merchandising                   15.6 million       24.4 %
      Retail Glass                                     (.9)million       (1.3)%
                                                   -------
             Total Company                         $  34.0 million        7.5 %
                                                   =======

The sales increase in the Retail Hardware Merchandising segment includes approximately $8.0 million which is due to the Curtis acquisition. The increase in sales in the SIMCO divisions is comprised of sales growth in inventory management services of $6.8 million or 36.7% and in maintenance products of $5.4 million or 6.3%.


                                       13
                                                                   Page 13 of 18

The decline in sales volume in the Retail Glass Segment is attributable to the discontinuation of certain product lines and markets served accounting for $.2 million of the sales decline and a decrease in wholesale glass, brokerage and other product line sales of $1.0 million, offset by an increase in retail glass sales of $.3 million.

Cost of sales increased $22.3 million or 8.3% from the first nine months of 1995, due primarily to increased sales levels in the comparison period.

Gross margins were 40.4% in the first nine months of 1996 compared with 40.8% in the same period of 1995, comprised by business segment as follows:

                                                               Nine Months
                                                           -----------------
                                                           1996         1995
                                                           ----         ----
               Industrial Services
                  SIMCO divisions                          61.4%        64.8%
                  Technology Services divisions            26.7%        27.2%
                      Total Industrial Services            38.6%        39.4%
               Retail Hardware Merchandising               49.9%        52.3%
               Retail Glass                                38.0%        36.6%

The erosion in gross margin in the SIMCO divisions is due mainly to competitive pricing pressures and changes in sales mix. Gross margins in the Retail Hardware Merchandising segment decreased due to reduced packaging productivity levels and costs associated with the Curtis acquisition and other business expansion programs.

SG&A expenses increased by $11.9 million or 7.7% over the first nine months of 1995, comprised as follows: increased selling expenses of $6.1 million or 8.3%, increased warehouse and delivery expenses of $4.6 million or 16.7% and increased general and administrative expenses of $1.2 million or 2.3%. The increase in S,G&A expenses supported increased 1996 sales levels, the integration of the Curtis retail division, the addition of six large in-plant accounts in the SIMCO divisions and expansion programs by several other operating units.

Including the changes discussed above, S,G&A expenses as a percentage of sales in the comparison period, were as follows:


                                                               Nine Months
                                                           -----------------
                                                           1996         1995*
                                                           ----         ----

        Selling Expenses                                  16.3%         16.1%
        Warehouse and Delivery Expenses                    6.5%          6.0%
        General and Administrative Expenses               11.1%         11.7%
                                                          -----         -----
               Total S,G&A Expenses                       33.9%         33.8%
                                                          =====         =====

*Restated for comparison purposes.

As calculated in accordance with the partnership agreement, the management fee due the GP annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

The $.4 million of net results of operations from divisions sold represents operating income from the divested Downey Glass division for the first nine months of 1995.

Interest income decreased $.3 million in the comparison period due primarily to reduced investment of excess cash that was generated during the fourth quarter of 1994 and the first quarter of 1995 from divisions sold.

                                       14
                                                                   Page 14 of 18

Interest expense decreased $.4 million in the comparison period due primarily to reduced financing costs from the prepayment of senior notes on March 14, 1995.

Other income increased by $.9 million in the comparison period due primarily to legal settlements and post-closing adjustments from divisions sold.

Currently, the Company incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Company provides for deferred income taxes as determined in accordance with SFAS #109. Deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Company will be taxed as a corporation. The Company's provision for income taxes in the first nine months of 1996 decreased $.7 million from the first nine months of 1995 due to the recording of the following: a $.3 million deferred income tax benefit relating to book/tax differences in the Company's casualty loss insurance program, a $.2 million favorable adjustment to prior year's state income tax provisions and to a $.2 million reduction in the foreign income tax provision.

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Company. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Company. The net income allocation resulted in $.82 of income per Class A limited partnership interest for the nine months ended September 30, 1996 and September 30, 1995; and $.52 of income per Class B limited partnership interest in the first nine months of 1996 compared with $1.20 of income per Class B interest for the first nine months of 1995. Income per Class B interest in 1995 included a gain of $.75 from the sale of Dorman Products, results of operations from divisions sold of $.02 and an extraordinary loss of $.03 from the early extinguishment of debt. Excluding these 1995 events, income per Class B limited partnership interest amounted to $.52 in the first nine months of 1996 compared with $.46 in the first nine months of 1995.

Liquidity and Capital Resources

Net cash provided by operations in the first nine months of 1996 was $20.6 million, an increase of $12.9 million over the first nine months of 1995. The increase was due primarily to decreased working capital investment in operations in the comparison period of approximately $14.0. The Company's net interest coverage ratio (earnings before interest, taxes and gain on sale of divisions over net interest expense) improved to 4.91X in the first nine months of 1996 from 4.77X in the comparable prior year period.

The Company's cash position of $1.7 million as of September 30, 1996, decreased $4.2 million from the balance at December 31, 1995. Cash was provided during this period primarily from operations in the amount of $20.6 million. Cash was used during this period predominantly for distributions to the general and limited partners, capital expenditures, repayment of credit facilities and other items in the amounts of $20.5 million, $2.7 million, $.7 million and $.9 million, respectively.

The Company's working capital position of $101.5 million at September 30, 1996, represents an increase of $5.6 million from the December 31, 1995 level of $95.8 million. The increase is attributable to reinvestment in working capital of $4.1 million, a decrease in distributions payable to partners of $5.9 million, a decrease in management fee payable to the General Partner of $.8 million and working capital from acquisitions of $.6 million, offset by an increase in accrued interest on senior notes of $1.6 and decrease in cash of $4.2 million. The Company's current ratio increased to 2.14 at September 30, 1996 from the December 31, 1995 level of 2.11.

                                       15
                                                                   Page 15 of 18

As of September 30, 1996, the Company's total debt as a percentage of its consolidated capitalization is 41.7% compared with 44.1% as of September 30, 1995.

The Company anticipates spending approximately $3.5 million for capital expenditures for the full year 1996, primarily for machinery and equipment.

As of September 30, 1996, the Operating Partnership had $42.6 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through December 31, 1997. The $7.4 million outstanding under the Bank Credit Agreement consisted entirely of Letter of Credit commitments. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $.8 million USD was outstanding at September 30, 1996.

Effective May 1, 1996, the Company increased its monthly Class B tax-related cash distribution from $.02 to $.03 per Class B interest and expects this tax distribution rate to continue for the balance of 1996 to assist the holders of Class B interests in meeting their 1996 estimated tax obligations.

See Item 3 - Legal Proceedings of Form 10-K dated December 31, 1995, and Part II, Item 1 of Forms 10-Q dated March 31 and June 30, 1996 and Note 6 of Notes to Consolidated Financial Statements, for the description of a lawsuit with respect to the sale of the Company's Dorman Products Division. Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Company.


Acquisitions

On April 11, 1996, the Company's Industrial Services segment, through its Warren Fluid Power Division, purchased certain assets of Hydraulic Depot, Inc. of Reno, Nevada for an aggregate purchase price of $.7 million. Annual sales of Hydraulic Depot, Inc. are approximately $2.5 million. This acquisition expands Warren's previous geographic markets.


Other

On June 12, 1996, the Board of Directors of the Company's General Partner authorized management to proceed with the development of a plan to recapitalize and convert the limited partnership into a corporation. The Board also appointed a special committee of disinterested directors to review, evaluate and reach a determination with respect to the terms of the proposed recapitalization. The Special Committee will then make a recommendation to the Board with respect to the proposal. Pursuant to the Board's authorization, the Special Committee has appointed Smith Barney, Inc. as financial advisor and Dechert Price & Rhoads as legal counsel to assist the committee with its work. It is expected that the general partner and holders of Class A and B limited partnership interests of SunSource will receive securities of a newly formed corporation, although the type and amount of securities has not yet been determined. Once the proposal is approved by the Board, a proxy statement will be sent to the partners describing the plan and soliciting their approval.



                                       16
                                                                   Page 16 of 18

                                     PART II


                                OTHER INFORMATION




Items 1-6  -  None





























                                       17
                                                                   Page 17 of 18

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 SUNSOURCE L.P.














BY: /s/ Joseph M. Corvino                  BY: /s/ John J. Dabrowski
    ---------------------------------          --------------------------------
      Joseph M. Corvino                            John J. Dabrowski
      Vice President - Finance                     Controller
      Chief Financial Officer                      (Chief Accounting Officer)






DATE:  November 14, 1996






                                       18
                                                                   Page 18 of 18