Form 10-K/A
period 1995-12-31
SUNSOURCE LP
filed 1997-03-07
CIK 807396

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K-A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995

Commission file number 1-9375


                              Sun Distributors L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            23-2439550
------------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

       2600 One Logan Square
       Philadelphia, Pennsylvania                                      19103
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (215) 665-3650


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
  Title of each class                                 on which registered
  -------------------                                 -------------------

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
YES   X       NO      .
    -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       X
                                 -----

                                     PART I

Item 1 - Business.


General


Sun Distributors L.P., a Delaware limited partnership (the "Partnership"), through its subsidiary limited partnership, SDI Operating Partners, L.P. (the "Operating Partnership"), is one of the largest wholesale distributors of industrial products and services in the United States. Since January 1987, the business of the Partnership and the Operating Partnership has been managed by SDI Partners I, L.P. (the "General Partner"), a limited partnership whose general partner is Lehman/SDI, Inc., formerly known as Shearson/SDI, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Lehman Brothers Holdings, Inc. ("Lehman Holdings"). The General Partner owns 1% of the Partnership and 1% of the Operating Partnership. All of the limited partnership interests in the General Partner are beneficially owned by members of management of the Partnership and the Operating Partnership (the "Management Employees").

While the Partnership has historically viewed its operations as one business segment, changes in the marketplace, risks and the economy demand that the Partnership now measure and value its businesses with a customer-based focus on value added services such as engineering design, inventory management, and integrated supply. These services are expected to provide greater revenue growth in future years than general product distribution. In December 1995, the Partnership reorganized its operating businesses, operating management, and current strategic plan to support markets for industrial services and merchandising services for hardware and glass. The current organization consists of its headquarters operation and three business segments comprised of eleven operating divisions, as follows:


                                                                Principal                           Year Acquired/
                                                                Location                              Organized
                                                              -------------                         --------------
         Sun Distributors Headquarters                        Phila., Pa.                                 1975

         Industrial Services Segment

            Sun Inventory Management Company ("SIMCO") Divisions
                  - Kar Products                              Chicago, Il.                                1977
                  - A&H Bolt & Nut Company                    Windsor, Ontario                            1989
                  - SIMCO/Special-T-Metals                    Lenexa, Ks.                                 1992/1981

            Sun Technology Services Divisions
                  - Walter Norris                             Rosemont, Il.                               1976
                  - J.N. Fauver Company                       Madison Heights, Mi.                        1978
                  - Warren Fluid Power                        Denver, Co.                                 1987
                  - Air-Dreco                                 Houston, Tx.                                1988
                  - Activation                                Birmingham, Al.                             1991
                  - Hydra Power                               Tlalnepantla, C.P., Mexico                  1992


         Hardware Merchandising Segment
                  - Hillman                                   Cincinnati, Oh.                             1982

         Glass Merchandising Segment
                  - Harding Glass                             Kansas City, Mo.                            1980

In November 1995, the Operating Partnership's Hillman division acquired the retail hardware business of Curtis Industries. Annual sales of Curtis' Retail division are approximately $11 million. The acquisition of Curtis will significantly expand Hillman's position as a supplier of goods and services to the hardware home center market where Curtis has concentrated much of its attention. In addition, the Curtis product line can now be offered to Hillman's present customer base. This acquisition continues Hillman's long-term growth strategy to become a major provider of products and services to all segments of the merchandising hardware business.

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

         Dorman Products Division                      Warsaw, Ky.

         Downey Glass Division                         Los Angeles, Ca.

For the year ended December 31, 1995, the Partnership had net sales of approximately $600 million, excluding sales from the divested Downey Glass division of $29 million, with the largest operating division contributing approximately $154 million.

The Partnership's business strategy has been to identify and develop specific industrial distribution markets. However, the Partnership's current strategic plan seeks to increase its emphasis on sales of high gross-margin products by providing its customers with value added services, such as engineering design services through its Sun Technology Services divisions and inventory management and integrated supply services primarily through its SIMCO divisions. In addition, the Partnership has opened new service centers for repair of fluid power equipment and seeks to expand this service outside its core geography and across Canada. The Partnership also continues to enhance its retail service offerings in the glass segment and broaden its retail merchandising of hardware related products.

Presidents of the Partnership's operating divisions exercise broad discretion in the conduct of their businesses, including responsibility for the management of their suppliers, customers and employees. Strong formal and informal planning and monitoring functions are performed by the General Partner, and the individual presidents of operating units are evaluated against the financial and non-financial goals established jointly each year with the General Partner. A substantial portion of each president's compensation is tied to the performance of his division against its annual plan. Also, certain presidents can earn substantial deferred compensation for maintaining the results of their operations in the upper quartile within the industrial distribution industry. Management believes that much of the Partnership's prior success has been the result of fostering and perpetuating the entrepreneurial drive of operating management.

The Partnership evaluates on an ongoing basis the performance and prospects of each of its operating divisions in light of the Partnership's overall business strategy.

Acquisition Strategy

Since its inception in 1975, the business of the Partnership has grown primarily through acquisitions of existing distribution companies. The acquisition strategy has expanded the Partnership's operations, both geographically and in the number and type of products and services offered. The Partnership evaluates companies that have developed attractive product/market niches and have demonstrated their ability to achieve high returns on invested capital. The Partnership looks for companies with strong management capabilities and stable growth patterns. Prior to making certain acquisitions, an extensive operational review is performed by an external consulting firm. Subsequent to most acquisitions, certain agreed upon procedures are performed by internal and external auditors.

In December 1992, the Partnership refinanced its then outstanding $110.0 million 9 1/2% Senior Notes through proceeds provided by institutional investors in the amount of $95.0 million and the balance from a $50.0 million Bank Credit Agreement. Under the credit agreements, the Partnership was not permitted to make acquisitions in 1993 and 1994. In 1995, this restriction was removed. Acquisition spending amounted to $.7 million with authorized spending of up to $15.0 million in accordance with the terms of the Partnership's credit agreements. See Notes 5, 8 and 9 of Notes to Consolidated Financial Statements.

As the result of an analysis of strategic alternatives by the Partnership, the Partnership sold the non-strategic businesses described above. Through the sale, the Partnership has strengthened its balance sheet and is now in a position to resume its acquisition program by focusing on businesses which fit its current strategic plan.

Products and Services


Excluding the divested operations discussed previously, the Partnership provides distribution and value-added services related to over 1,300 product lines. Such value-added services are typically provided to the Partnership's customers on a non-fee basis and are an integral component of the Partnership's marketing strategy. These products and services are provided in three main business segments: (1) industrial services which consist of inventory management, engineering and integrated supply services to industrial businesses through sales of products such as fasteners (nuts, bolts, screws, etc.), hydraulic, pneumatic and electronic systems and parts; (2) hardware merchandising through sales of fasteners and related products to hardware and home center retail stores; and (3) glass merchandising consisting of installation and repair through sales of glass products such as large sheet glass, auto glass, insulated glass, mirrors and specialty glass. The average single sale during the year ended December 31, 1995, was approximately $297.


Inasmuch as the Partnership is principally providing product distribution and related services, most of the products sold are manufactured by others. However, several divisions sell a majority of their products under their own labels. In some cases, most notably through its Technology Services divisions, the Partnership assembles products or designs systems to the specifications of the end-users and performs related product repairs. Through its Glass Merchandising Segment, the Partnership produces insulated glass units according to customer specifications. In addition, several of the products which the Partnership distributes are purchased by the Partnership in bulk and subsequently repackaged in small quantities.

The Partnership regularly uses a large number of suppliers and has long-term relationships with many of them. Most items which the Partnership distributes are purchased from several sources, and the Partnership believes that the loss of any single supplier would not significantly affect the operations of the Partnership viewed as a whole. No single supplier accounted for more than 5% of the Partnership's purchases for the year ended December 31, 1995.

The following table shows the percentages of consolidated net sales reported for the years ended December 31, 1995, 1994, and 1993 derived from the Partnership's current business segments, excluding divisions sold:

                                        Percentage of Consolidated Net Sales for
                                                Year Ended December 31,
                                       -----------------------------------------
Business Segment                            1995           1994           1993
-------------------                        ------         ------         -----

Industrial Services
    Technology Services divisions           47.6%          46.6%          45.5%
    SIMCO divisions                         23.0%          22.9%          23.9%
                                           ------         ------         ------
         Total Industrial Services          70.6%          69.5%          69.4%
Hardware Merchandising                      15.3%          17.4%          19.2%
Glass Merchandising                         14.1%          13.1%          11.4%
                                           ------         ------         ------
                                           100.0%         100.0%         100.0%

Marketing

While the Partnership sells across three main business segments (industrial services, hardware merchandising and glass merchandising), a substantial portion of its sales are industrially based, and sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States. However, risks and economic changes in the marketplace demand a customer-based focus on value-added services which vary by business segment. The principal markets for the Partnership's products and services by business segment, as determined by management are as follows:


         Maintenance and Repair Markets and Original Equipment Manufacturers

         Customers in this market are served by the divisions in the Industrial Services segment. These customers include diverse industrial plants and commercial establishments as well as producers of automotive equipment, farm equipment, machine tools and a broad range of other equipment.


         Hardware Merchandising

         This market is primarily comprised of retail hardware stores, home service centers, and lumberyards seeking merchandising services for hardware related products.


         Glass Merchandising

         This market is primarily comprised of individuals seeking automotive and residential glass replacement as well as glazing contractor services.



The Partnership has over 179,000 customers, the largest of which accounted for less than 4% of net sales for the year ended December 31, 1995. Each division maintains its own sales force which is compensated for the most part on a commission basis. The divisions' sales forces vary in size, the largest of which has approximately 775 sales people.

The Partnership's products and services are sold in all 50 states. While its Glass Merchandising segment sells in regional markets, the remaining two segments sell on a national scale. In general, fluid power products and technology services are sold primarily in the upper Midwest, Southeast, Southwest, Canada and Mexico; maintenance products and inventory management services are sold nationwide in the U.S., Canada, and Mexico; retail merchandising products and services are sold nationally in the U.S. and Mexico; and retail glass products and services are sold primarily in the West, the Midwest, the Mid-Atlantic and the Southeast.

Competition

The distribution business is highly competitive, with the principal methods of competition being quality of service, quality of products, product availability, credit terms, price and the provision of value-added services such as engineering design, integrated supply and inventory management. The Partnership encounters competition from a large number of regional and local distributors and from several national distributors, some of which have greater financial resources than the Partnership. The wholesale distribution business is highly fragmented, with a majority of the wholesale distributors in the United States being operated as family-owned businesses. The Partnership's competitors have annual sales of approximately $5 million on the average with approximately one-half under $2 million. The Partnership believes that its business differs from that of other large national distributors in that the Partnership carries a diverse range of product lines and provides significant value-added services, while most large distributors concentrate on only one or two product groups.

Insurance Arrangements

Under the Partnership's current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Partnership has retained the exposure on certain expected losses related to workman's compensation, general liability and automobile. The Partnership also retains the exposure on expected losses related to health benefits of certain employees. The Partnership believes that its present insurance is adequate for its businesses. See Note 14 of Notes to Consolidated Financial Statements.

Employees

Currently, the Partnership, through the Operating Partnership, employs 3,843 employees, of which 1,670 are sales personnel, 1,142 are employed as warehouse and delivery personnel, and 1,031 hold administrative positions. The Operating Partnership has collective bargaining agreements with 5 unions representing a total of 65 employees. In the opinion of management, employee relations are good.

Backlog

The Partnership's sales backlog excluding divested operations was $54,935,000 as of December 31, 1995, and $56,335,000 as of December 31, 1994. Normally, in the distribution business, orders are shipped within a week of receipt. On average, the Partnership's backlog is less than one month's sales.

Federal Income Tax Considerations

The Revenue Act of 1987 (the "1987 Act") amended the Internal Revenue Code of 1986, as amended (the "Code") with respect to the tax treatment of publicly traded partnerships, such as the Partnership, and the passive activity losses and credits attributable thereto. Section 7704 of the Code provides that publicly traded partnerships generally will be treated as corporations for tax purposes commencing in tax years beginning after 1987. The effective date of this amendment was delayed, however, for certain "existing partnerships," such as the Partnership, until the taxable year beginning after December 31, 1997, provided that such partnerships do not add any substantial new line of business before the delayed effective date. The Partnership does not intend to add any substantial new line of business during the period when it otherwise qualifies for delayed effectiveness under Section 7704.

Section 469 of the Code provides that, in the case of publicly traded partnerships that are not treated as corporations under Section 7704, net losses and credits attributable to an interest in each such partnership shall not be applied against the partner's other income. Such net losses and credits are suspended and carried forward to be applied against net income from the partnership in succeeding years. Since the commencement of operations, the Partnership has not incurred a net loss for federal income tax purposes. However, if the Partnership should incur a net loss for federal income tax purposes in any subsequent year until taxable years beginning after December 31, 1997, such net losses will be suspended at the limited partner level, carried forward and netted in a later year or years against the limited partner's share of the net income of the Partnership, or will be used when the entire investment is disposed of in a taxable transaction. Similarly, a limited partner's share of any credits of the Partnership in excess of the tax liability attributable to his or her interest in the Partnership will be suspended, carried forward and applied against the tax liability attributable to the Partnership in a subsequent year or years, or may be used to increase the basis of such partnership interest when the entire investment is disposed of in a taxable transaction. Generally, these credits may not be applied against tax liability attributable to other activities.

Assuming the continued effectiveness of Section 7704 of the Code in its current form, if the Partnership remains a publicly traded partnership, the Partnership would be treated as a corporation for tax purposes beginning in fiscal year 1998. Section 469 would then be inapplicable to the limited partners' treatment of income or credits attributable to the Partnership. The income of the Partnership would be taxed to it as a separate entity, and any losses of the Partnership would not be deductible by limited partners. This tax at the corporate level would reduce the amount distributable to partners and cash distributions to limited partners would be taxed at the individual level as dividends to the extent of earnings and profits. See Part II, Item 5, Market for Registrant's Partnership Interests and Related Matters - Partnership Tax Status.

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

Section 708 of the Code, in general, provides for termination of a partnership if 50 percent or more of the total interest in partnership capital and profits is sold or exchanged within a twelve-month period. However, the legislative history to the Technical and Miscellaneous Revenue Act of 1988 indicates that termination of a partnership within the meaning of Section 708 will not cause a partnership to cease to qualify as an "existing partnership" for purposes of
Section 7704. Accordingly, sales or exchanges of Interests in the Partnership pursuant to trading of the Partnership's Interests on the New York Stock Exchange will not impair the status of the Partnership as an "existing partnership" that qualifies for a delayed effective date under Section 7704.


Item 2 - Properties.


The Partnership currently has 200 warehouse and stocking facilities located throughout the United States, Canada and Mexico. Most of these include sales offices. Approximately 16% of these facilities are owned and the remainder are leased. The Partnership's principal properties are warehouse facilities used by the Operating Partnership, as follows:

   Division                   Location                     Description
   --------                   --------                     -----------

   Hillman Fastener        Cincinnati, Ohio             190,000 sq.ft. (leased)
   Harding Glass           Denver, Colorado             184,000 sq.ft. (owned)
   Kar Products            Itasca, Illinois              80,000 sq.ft. (owned)

In the opinion of management, the Partnership's existing facilities are in good condition.


Item 3 - Legal Proceedings.


A civil complaint was filed by Dorman Products of America, Ltd., a subsidiary of R&B, Inc. ("R&B"), against the Operating Partnership, in the United States District Court for the Eastern District of Pennsylvania on February 27, 1996, alleging misrepresentation of certain facts by the Partnership upon which R&B allegedly based their offer to purchase the assets of the Dorman Products division of the Partnership. The complaint sought damages of approximately $21 million. In the opinion of management, the ultimate resolution of this matter will not have a material effect on the consolidated financial position, operations or cash flows of the Partnership.


Item 4 - Submission of Matters to a Vote of Security Holders.


Not applicable.

                                     PART II



Item 5 - Market for Registrant's Partnership Interests and Related Matters.


Market Prices

Effective May 1, 1990, the Partnership separated its publicly traded limited partnership Unit into one Class A Limited Partnership Interest and one Class B Limited Partnership Interest. The Class A Interests and Class B Interests trade separately on the New York Stock Exchange under the symbols SDP and SDPB, respectively.

The following table shows the quarterly range of high and low closing sales prices for the Class A and Class B Interests separately during 1995 and 1994.


                                               CLOSING SALES PRICE
                                               -------------------
                                          1995                     1994
                                  --------------------      -------------------
                                    HIGH         LOW          HIGH       LOW
                                  -------      -------      -------     -------
Class A Interests
First Quarter                     $10 3/4      $10 1/4      $10 3/4     $10 1/4
Second Quarter                     11           10 3/8       10 3/4      10 1/4
Third Quarter                      11 3/8       10 3/4       10 7/8      10 1/4
Fourth Quarter                     11 3/8       10 7/8       10 5/8      10 1/8

Class B Interests
First Quarter                     $ 4 3/4      $ 4          $ 4 3/4     $ 4
Second Quarter                      4 3/8        4            6 1/8       4
Third Quarter                       4 7/8        4            6           5 1/4
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

The Partnership paid Priority Return distributions of $1.10 per Class A Interest in 1995 and 1994. For 1995, the Class B Tax Distribution amounted to $14,807,000 or $.669517 per Class B Interest which was partially paid in the amount of $.02 per Class B interest per month for the period January through December, 1995, along with a partial distribution of $.15 on April 10, 1995 to holders of record on December 30, 1994, related to the taxable gain on the sale of Dorman Products. The monthly tax distributions were paid to holders of record on the first day of each month during 1995 and aggregated $.24 per Class B interest for the full year 1995. On March 29, 1996, the Partnership will distribute the balance of the tax distribution due of $.279517 per Class B Interest, as follows: $.174544 to holders of record on December 30, 1994 for the balance due on the taxable gain on the sale of Dorman Products; $.001968 per month to holders of record of Class B Interests on the first day of the month during January through December 1995 for the balance due on ordinary taxable income; and $.081356 to holders of record on September 29, 1995 related to the taxable gain on the sale of Downey Glass on October 27, 1995.

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

Upon dissolution of the Partnership, the assets of the Partnership will be liquidated and after payment of, or provision for, liabilities of the Partnership, the remaining proceeds will be distributed in accordance with the partners' respective ownership Interests. As a result, the holders of Class A Interests generally will receive a preferential distribution, to the extent available, equal to the amount of their initial capital investment ($10 per Class A Interest) plus the amount, if any, of the Priority Return not previously distributed to the holders of Class A Interests. The remaining proceeds will be distributed to the General Partner and the holders of Class B Interests in accordance with their respective ownership interests.


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


Partnership Tax Status

As previously stated, after December 31, 1997, the Partnership will be taxed as a corporation for federal income tax purposes. Management has been exploring various restructuring alternatives such as converting into corporate form or remaining as a limited partnership. If the Partnership remains a limited partnership, the effect of the change in taxation will result in the Partnership paying a corporate income tax at the Partnership level. Therefore, in accordance with the Partnership Agreement, the Partnership's income will not be allocated for tax purposes to the partners as is currently being done, and limited partners will pay taxes only on distributions from the Partnership, if any. Additionally, in accordance with the Partnership Agreement, the Partnership would no longer make tax distributions with respect to Class B limited partnership interests. Accordingly, a decision on whether any other distribution will be made with respect to the Class B interests is solely within the discretion of the General Partner. Based on current operations, it is likely that cash will be retained in the Partnership to fund its acquisition program and corporate requirements. If the Partnership remains a limited partnership, there will be no change with respect to the priority return distribution paid to the Class A interests in the amount of $.0917 per month to each Class A interest to aggregate $1.10 annually.

Item 6 - Selected Financial Data.


The following table sets forth selected consolidated financial data of the Partnership as of and for the five years ended December 31, 1995. Data for all periods shown is derived from financial statements of the Partnership which have been audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their reports thereon.

         (dollars in thousands, except per partnership interest amounts)



Income Statement Data for Years                     1995            1994          1993          1992             1991
Ended December 31:                               -----------------------------------------------------------------------


 Net sales                                       $ 628,935       $ 735,861      $ 655,707      $ 612,052       $ 573,457
 Income from operations                             31,302          37,759         28,975         29,712          27,225
 Gain on Sale of Divisions (Note 5)                 20,644           3,523           --             --              --
 Provision for income taxes                            537             100            869            493             630

 Income before extraordinary loss
   and cumulative effect of change
   in accounting principle                          44,745          29,544         18,506         17,691          15,073

 Extraordinary loss                                   (629)           --             --           (3,434)           --

 Cumulative effect on prior years
   of change in accounting
   principle                                          --              --             --              822            --

 Net income                                         44,116          29,544         18,506         15,079          15,073

 Earnings per limited partnership interest:
 Income before extraordinary loss
   and cumulative effect of change
   in accounting principle
   - Class A                                     $    1.10       $    1.10      $    1.10      $    1.10       $    1.10
   - Class B                                     $    1.48       $     .79      $     .28      $     .25       $     .13

 Extraordinary loss
   - Class A                                     $    --         $    --        $    --        $    --         $    --
   - Class B                                     $    (.03)      $    --        $    --        $    (.16)      $    --

 Cumulative effect on prior years
   of change in accounting principle
   - Class A                                     $    --         $    --        $    --        $    --         $    --
   - Class B                                     $    --         $    --        $    --        $     .04       $    --

 Net income
   - Class A                                     $    1.10       $    1.10      $    1.10      $    1.10       $    1.10
   - Class B                                     $    1.45       $     .79      $     .28      $     .13       $     .13

 Cash provided by operations                     $  17,050       $  17,704      $  23,571      $  27,056       $  30,038

 Cash distributions declared per
   limited partnership interest
   - Class A                                     $    1.10       $    1.10      $    1.10      $    1.10       $    1.10
   - Class B                                     $     .67       $     .49      $     .27      $     .13       $     .13


 Balance Sheet Data at December 31:


 Total assets                                    $ 254,591       $ 266,186      $ 273,493      $ 261,588       $ 264,544
 Long-term debt and capitalized
   lease obligations                                63,934          74,781        104,185        115,503         120,108

   See accompanying Notes to Consolidated Financial Statements
   See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for acquisitions and divestitures that affect comparability.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion provides information which management believes is relevant to an assessment and understanding of the Partnership's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


General


The Partnership is a publicly traded master limited partnership operating in the wholesale distribution industry through a subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). The Partnership consists of a headquarters operation and three business segments which are Industrial Services, Hardware Merchandising and Glass Merchandising.


The Partnership's Industrial Services segment is comprised of the Sun Inventory Management ("SIMCO") divisions and the Sun Technology Services divisions. The SIMCO divisions are Kar Products, A&H Bolt and SIMCO/Special-T-Metals. The SIMCO divisions provide maintenance products and inventory management services to both original equipment manufacturers and maintenance and repair facilities, including in-plant systems. Sun Technology Services, formerly the Fluid Power group, is comprised of Activation, Air-Dreco, J.N. Fauver Co., Hydra-Power Mexico, Walter Norris and Warren Fluid Power. The Technology Services divisions provide fluid power products, engineering design and equipment repair services to a wide variety of industrial customers.

The Partnership's Hardware Merchandising segment consists of the Hillman division. Hillman distributes hardware items and related products and also provides merchandising systems service and support to both large and small hardware retailers.

The Partnership's Glass Merchandising segment consists of the Harding Glass division. Harding provides glass products and point-of-sale related services such as the installation and repair of automobile and flat glass.

Acquisitions


On November 13, 1995, the Partnership's Hardware Merchandising Segment, through its Hillman division, purchased certain assets of the Retail Division of Curtis Industries of Eastlake, Ohio for an aggregate purchase price of $7.5 million and the assumption of certain liabilities. Annual sales of the Curtis Retail Division are approximately $17 million. The Curtis Retail division will be integrated with the Hillman division. Curtis' sales were $1.6 million from the acquisition date through December 31, 1995. There was no income contribution from Curtis during this period due primarily to certain non-recurring transition costs.


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

Income contributions from these divisions aggregated $.3 million or $.01 per Class B interest in 1995, $8.6 million or $.39 per Class B interest in 1994, and $6.6 million or $.30 per Class B interest in 1993. The proceeds from these divestitures were used to reduce debt and for general Partnership purposes, including acquisitions for integration with its remaining businesses.

The Partnership considered a number of strategic alternatives as part of the process which led to the decision to sell these divisions. Other alternatives considered but which were not ultimately pursued, included a sale of the entire Partnership; the sale of all of its divisions followed by liquidation; or a recapitalization and conversion to a corporate structure from the current partnership form. The sale of these divisions brought to a conclusion the process of considering strategic alternatives. The sale of these non-strategic businesses has benefited the Operating Partnership by strengthening its balance sheet, positioning it to resume its acquisition program and providing increased management focus on its remaining businesses.


Market Developments


In 1995, the business of the Industrial Services and Hardware Merchandising Segments continued to expand as a result of both economic strength across most of the product markets and internal growth strategies developed since 1992. A decline in sales volume experienced by the Glass Merchandising Segment is primarily attributable to the discontinuation of certain product lines and markets.

Operating expense control and liquidity in working capital investment allows the operating divisions to respond quickly to market conditions effected by economic recession or growth. Management has and will continue to respond to changing market conditions.


Results of Operations

As previously stated, the Operating Partnership sold certain divisions in 1994 and 1995. In order to provide an analysis of the results of ongoing operations, the sales, gross profit and operating expenses of these divisions have been excluded from the following discussion of results of operations. The table below reflects the results from ongoing operations of the Partnership for each year:

                                                     (dollars in thousands)
                                                 1995       1994         1993
                                                 ----       ----         ----
Net sales                                      $599,865    $558,754    $493,437
Cost of sales                                   355,004     331,609     292,878
                                               --------    --------    --------
  Gross profit                                  244,861     227,145     200,559
                                               --------    --------    --------

Operating expenses:
  Selling, general & admin. expenses            205,180     189,252     168,839
  Management fee to general partner               3,330       3,330       3,330
  Depreciation                                    3,358       3,249       3,556
  Amortization                                    1,961       2,143       2,496
                                               --------    --------    --------

    Total operating expenses                    213,829     197,974     178,221
                                               --------    --------    --------

     Income from operations                    $ 31,032    $ 29,171    $ 22,338
                                               ========    ========    ========

         Years Ended December 31, 1995 and 1994

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


Net sales increased $41.1 million or 7.4% over 1994, resulting primarily from an increase in the volume of products sold due to strengthening in most product markets and significant growth from sales programs initiated since 1992. Excluding divisions sold, sales recorded in 1995 were $599.9 million compared with 1994 sales of $558.8 million. Sales increases (decreases) by business segment are as follows:


                                                      Sales Increase (Decrease)
                                                      -------------------------
                                                           Amount           %
                                                           ------          ---
         Industrial Services
            Technology Services divisions            $  25.0 million       9.6 %
            SIMCO divisions                             10.1 million       7.9 %
                                                     -------
                  Total Industrial Services             35.1 million       9.1 %
         Hardware Merchandising                         11.9 million      16.3 %
         Glass Merchandising                            (5.9)million      (6.1)%
                                                     -------
                  Total Partnership                  $  41.1 million       7.4 %
                                                     ========


The decline in sales volume in the Glass Merchandising Segment is primarily attributable to the discontinuation of certain product lines and markets served, resulting in a sales reduction of $5.0 million from 1994. On a comparable basis sales decreased $.9 million, or .9%, in the Glass Merchandising Segment.

Cost of sales increased $23.4 million or 7.1% from the twelve months ended December 31, 1994, due primarily to increased sales levels in the comparison period.

Excluding divisions sold, gross margins were 40.8% in 1995 compared with 40.7% in 1994, comprised by business segment as follows:

                                                         Year Ended December 31
                                                        ------------------------
                                                          1995            1994
                                                          ----            ----
         Industrial Services
            Technology Services divisions                 27.4%           27.7%
            SIMCO divisions                               64.5%           65.9%
                  Total Industrial Services               39.5%           40.3%
         Hardware Merchandising                           52.4%           51.0%
         Glass Merchandising                              35.9%           34.4%


Sales mix was the principal contributor to the changes in gross margins.

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

Excluding divisions sold, S,G&A expenses as a percentage of sales, were as follows:

                                                        Year Ended December 31
                                                        ------------------------
                                                         1995            1994
                                                         ----            ----
         Selling Expenses                                16.5%           16.1%
         Warehouse and Delivery Expenses                  5.8%            5.7%
         General and Administrative Expenses             11.9%           12.1%
                                                         -----           -----
                  Total S,G&A Expenses                   34.2%           33.9%
                                                         =====           =====

The increase in S,G&A as a percentage of sales is due mainly to increased support payments, incentive programs and marketing efforts for the sales force.

As calculated in accordance with the partnership agreement, the management fee due the General Partner (the "GP") is accrued in the amount of $3.3 million annually, which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners.

Depreciation expense increased $.1 million in the comparison period due primarily to an increase in the depreciable fixed asset base at the remaining divisions of the Partnership.

Amortization expense decreased $.2 million in 1995 compared with 1994 due primarily to the expiration of non-compete agreements in the Glass Services segment.

Interest income increased $.3 million in the comparison period due primarily to the investment of excess cash generated from divisions sold.

Interest expense decreased $2.6 million in the comparison period due primarily to reduced financing costs of approximately $1.5 million from the prepayment of senior notes on March 14, 1995, and $1.1 million from reduced borrowing levels under the Partnership's revolving credit facility.

Other income was $.3 million for the twelve months ended December 31, 1995, compared to $1.7 million of other expense recorded in the 1994 comparison period. This change was primarily due to the favorable settlement of certain non-recurring insurance and legal matters in the 1995 period.

Currently, the Partnership incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Partnership provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS #109"). Deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Partnership will be taxed as a corporation. The Partnership's provision for income taxes in 1995 increased $.4 million from 1994 due primarily to an increase in state taxes for the gains on divisions sold.

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Partnership. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Partnership. The net income allocation resulted in $1.10 of income per Class A limited partnership interest for the years ended December 31, 1995 and December 31, 1994; and $1.45 of income per Class B limited partnership interest in 1995 compared with $.79 of income per Class B interest for the year ended December 31, 1994. Income per Class B interest in 1995 included a combined gain of $.94 from the sale of the Dorman Products and Downey Glass divisions and an extraordinary loss of $.03 from the early extinguishment of debt. Income per Class B interest for the twelve months ended December 31, 1994 included a gain of $.16 on the sale of the Electrical Group divisions. Income per Class B interest for the twelve months ended December 31, 1995 and 1994 included $.01 and $.39, respectively, of income from divisions sold.


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


Excluding divisions sold, net sales increased $65.4 million or 13.2 % over 1993, resulting primarily from an increase in the volume of products sold due to strengthening in most product markets and significant growth from sales programs and services initiated since 1992. Sales recorded in 1994 were $558.8 million compared with 1993 sales of $493.4 million. Sales increases by business segment were as follows:

                                                              Sales Increase
                                                              --------------
                                                             Amount        %
                                                             ------       ---
         Industrial Services
            Technology Services divisions              $  35.9 million   16.0 %
            SIMCO divisions                               10.4 million    8.8 %
                                                       -------
                  Total Industrial Services               46.3 million   13.5 %
         Hardware Merchandising                           16.2 million   28.6 %
         Glass Merchandising                               2.9 million    3.0 %
                                                       -------
                  Total Partnership                    $  65.4 million   13.2 %
                                                       =======


Cost of sales increased $38.7 million or 13.2%, due primarily to increased sales levels in the existing businesses in the comparison period.

Excluding divisions sold, gross margins were 40.7% in 1994 compared with 40.6% in 1993, comprised by business segment as follows:
                                                     Year Ended December 31
                                                     ----------------------
                                                       1994        1993
                                                       ----        ----
         Industrial Services
            Technology Services divisions              27.7%       27.2%
            SIMCO divisions                            65.9%       66.4%
                  Total Industrial Services            40.3%       40.7%
         Hardware Merchandising                        51.0%       50.7%
         Glass Merchandising                           34.4%       34.4%

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

Excluding divisions sold, S,G&A expenses, as a percentage of sales were as follows in 1994 and 1993:
                                                        Year Ended December 31
                                                        ----------------------
                                                         1994           1993
                                                         ----           ----
         Selling Expenses                                16.1%          15.8%
         Warehouse and Delivery Expenses                  5.7%           5.8%
         General and Administrative Expenses             12.1%          12.7%
                                                         -----          -----
                  Total S,G&A Expenses                   33.9%          34.2%
                                                         -----          -----

Overall, as a percentage of sales, total S,G&A expenses decreased due mainly to the increase in sales levels in relation to the fixed cost component of S,G&A expenses.

The management fee due the GP is accrued in the amount of $3.3 million annually, as previously discussed.

Depreciation expense decreased $.3 million due primarily to a reduction in the depreciable fixed asset base as a result of fully depreciated assets.

Amortization expense decreased $.3 million due primarily to the expiration of non-compete agreements in the Glass Merchandising Segment.

Interest expense increased $.1 million in the comparison period due mainly to higher interest rates in 1994 over the comparable 1993 year.

Other expense of $1.7 million in 1994 consisted primarily of provisions for legal, insurance and investment banking matters compared with favorable resolution of legal and insurance matters in 1993 resulting in other income of $.2 million.

As previously stated, the Partnership incurs state, local and foreign income taxes and provides for deferred income taxes as determined in accordance with SFAS No. 109. The Partnership's provision for income taxes in 1994 decreased $.8 million from 1993 due to increased deferred tax benefits related to deferred compensation.

The allocation of net income, which was previously discussed, resulted in $1.10 of income per Class A limited partnership interest for the year ended December 31, 1994, and December 31, 1993; and $.79 of income per Class B limited partnership interest in 1994 including a gain of $.16 per Class B interest from the sale of the Electrical Group divisions, compared with $.28 of income per Class B limited partnership interest in 1993. Income per Class B interest for the twelve months ended December 31, 1994 and 1993 included $.39 and $.30, respectively, of income from divisions sold.


Liquidity and Capital Resources


Net cash provided by operations for the twelve months ended December 31, 1995 was $17.1 million a decrease of $.6 million from the prior year level of $17.7 million. The Partnership's net interest coverage ratio (earnings before interest, taxes and gain on sale of divisions over net interest expense) improved to 4.56X in 1995 from the 1994 level of 3.58X.

The Partnership's cash position of $5.9 million as of December 31, 1995, increased $1.0 million from the balance at December 31, 1994. Cash was provided during 1995 primarily from operations of $17.1 million and proceeds from the sale of the Dorman Products and Downey Glass divisions of $44.9 million. Cash was used during this period predominantly for distributions to the general and limited partners ($27.2 million), repayment of debt obligations ($19.0 million), acquisitions ($7.4 million), capital expenditures ($4.3 million) and the purchase of life insurance ($3.1 million).

The Partnership's working capital position of $95.8 million at December 31, 1995, represents an increase of $19.8 million from the December 31, 1994 level of $76.1 million. The increase is primarily attributable to reinvestment in working capital of $12.8 million, a decrease in the current portion of Senior Notes of $12.5 million due to repayments, and acquired working capital of $5.0 million related to the Curtis acquisition, offset by $10.5 million of divested working capital related to the sale of Dorman Products and Downey Glass. The Partnership's current ratio increased to 2.11 at December 31, 1995 from the December 31, 1994 level of 1.72.

The Partnership's financial position has strengthened as a result of the sale of its Electrical Group divisions, and the Dorman Products and Downey Glass divisions. On March 14, 1995, the Partnership prepaid a portion of its senior notes in the amount of $14.2 million, including accrued interest thereon of $.4 million and a make-whole penalty of $.6 million. On December 1, 1995 and 1994, the Operating Partnership paid scheduled principal repayments on its senior notes aggregating $4.8 million and $5.7 million, respectively. As of December 31, 1995, the Partnership's total debt as a percentage of its consolidated capitalization is 42.3% compared with 54.4% as of December 31, 1994.

The Partnership anticipates spending approximately $3.4 million for capital expenditures in 1996, primarily for machinery and equipment.

As of December 31, 1995, the Operating Partnership had $39.9 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through December 31, 1997. The Partnership had no bank borrowings outstanding at December 31, 1995 under the Bank Credit Agreement. The $10.1 million outstanding under the Bank Credit Agreement represented letter of credit commitments only. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $.5 million USD was outstanding at December 31, 1995.

The Partnership was restricted from making acquisition investments in 1993 and 1994 under the Senior Note and Bank Credit Agreements. The acquisition restriction in 1994 was a result of an amendment to the credit agreements executed in the first quarter of 1994 that eased certain coverage ratios and other financial requirements of the credit agreements. In 1995, acquisition spending amounted to $7.5 million. Management intends to continue its acquisition strategy in 1996, with authorized spending of up to $15.0 million in the aggregate, to complement internal growth.

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

See Item 3 - Legal Proceedings, for the description of a recent lawsuit with respect to the sale of the Partnership's Dorman Products division. Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Partnership's business. Those legal proceedings incidental to the business of the Partnership are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Partnership.


Income Taxes


As a result of the Partnership's adoption of SFAS No. 109 in 1992, the Partnership has a deferred tax asset aggregating $2.8 million as of December 31, 1995. Management believes that the Partnership's deferred tax asset will be realized through the reversal of existing temporary differences after December 31, 1997, when the Partnership will be treated as a corporation for federal income tax purposes.

The temporary differences expected to reverse after December 31, 1997, between the financial statement and tax bases, are composed of prepayment penalties in the amount of $.8 million and deferred compensation liabilities in the amount of $7.5 million, net of a valuation allowance of $.4 million. See Note 13 of Notes to Consolidated Financial Statements.

The minimum level of future taxable income necessary to realize the Partnership's recorded deferred tax asset at December 31, 1995, is approximately $7.1 million. For the three years ended December 31, 1995, the Partnership's consolidated net income per the financial statements reconciled to federal taxable income in thousands of dollars is shown below:
                                                  1995      1994        1993
                                                 ------    ------      -----
Consolidated Net Income per the
  Financial Statements ("Book")                 $44,116    $29,544    $18,506

Tax Adjustments to Book Income:
  Goodwill & Other Intangible Asset
   Amortization                                   1,252      1,634      1,807
  Depreciation                                      467        506        796
  Deferred Compensation, net                        942      2,917        384
  Self-Insurance Accrued Expenses, net             (776)       844      3,331
  Tax gain in excess of book gain from
   sale of Divisions                              1,977      1,216         --
  Other Increase (Decrease) to
   Book Income, net                               1,893        451       (288)
                                                -------    -------    --------
Federal Taxable Income                          $49,871    $37,112    $24,536
                                                =======    =======    =======



Partnership Tax Status


As previously stated, after December 31, 1997, the Partnership will be taxed as a corporation for federal income tax purposes. Management has been exploring various restructuring alternatives such as converting into corporate form or remaining as a limited partnership. If the Partnership remains a limited partnership, the effect of the change in taxation will result in the Partnership paying a corporate income tax at the Partnership level. Therefore, in accordance with the Partnership Agreement, the Partnership's income will not be allocated for tax purposes to the partners as is currently being done, and limited partners will pay taxes only on distributions from the Partnership, if any. Additionally, in accordance with the Partnership Agreement, the Partnership would no longer make tax distributions with respect to Class B limited partnership interests. Accordingly, a decision on whether any other distribution will be made with respect to the Class B interests is solely within the discretion of the General Partner. Based on current operations, it is likely that cash will be retained in the Partnership to fund its acquisition program and other partnership requirements. If the Partnership remains a limited partnership, there will be no change with respect to the priority return distribution paid to the Class A interests in the amount of $.0917 per month to each Class A interest to aggregate $1.10 annually.


Inflation


Inflation in recent years has had a modest impact on the operations of the Partnership. Continued inflation, over a period of years at higher than current rates, would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Partnership's operating divisions to raise prices is dependent upon competitive market conditions.

Item 8 - Financial Statements and Supplementary Data.





                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                          Page

Report of Independent Accountants                                          24

Financial Statements:

         Consolidated Balance Sheets, December 31, 1995 and 1994           25

         Consolidated Statements of Income, Years ended
           December 31, 1995, 1994 and 1993                                26

         Consolidated Statements of Cash Flows, Years ended
           December 31, 1995, 1994 and 1993                                27

         Consolidated Statements of Changes in Partners' Capital,
           Years ended December 31, 1995, 1994 and 1993                    28


         Notes to Consolidated Financial Statements                        29-44



Financial Statement Schedules:


         I                 Condensed Financial Information of Registrant   45

         II                Valuation Accounts                              46

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


As discussed in Note 1, the financial statements have been revised to modify certain presentations and disclosures.



                                                   /s/ Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania

March 8, 1996

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                December 31,              December 31,
                     ASSETS                                                         1995                      1994
                  ------------                                                  -----------               --------
Current assets:
Cash and cash equivalents                                                       $     5,900               $     4,903
  Accounts and notes receivable, net of
    allowance for doubtful accounts of
    $1,827 and $2,472, respectively                                                  75,824                    77,521
  Inventories                                                                        96,022                    92,653
  Other current assets                                                                4,742                     6,703
                                                                                -----------               -----------
         Total current assets                                                       182,488                   181,780
Property and equipment, net                                                          20,181                    27,514
Goodwill (net of accumulated amortization
  of $11,739 and $11,259, respectively)                                              44,250                    48,458
Other intangibles (net of accumulated
  amortization of $13,724 and $14,396, respectively)                                  1,312                     2,477
Deferred income taxes                                                                 2,844                     2,144
Cash surrender value of life insurance policies                                       3,009                        --
Other assets                                                                            507                     3,813
                                                                                -----------               -----------

         Total assets                                                           $   254,591               $   266,186
                                                                                ===========               ===========


         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                                                              $    42,437               $    44,435
  Notes payable                                                                       2,753                     2,709
  Current portion of senior notes                                                     6,395                    18,970
  Current portion of capitalized lease obligations                                       --                       387
  Distributions payable to partners                                                   7,819                     7,774
  Accrued expenses:
    Salaries and wages                                                                5,109                     7,131
    Management fee due the general partner                                            3,330                     3,330
    Income and other taxes                                                            3,398                     3,338
    Other accrued expenses                                                           15,406                    17,646
                                                                                -----------               -----------
         Total current liabilities                                                   86,647                   105,720
Senior notes                                                                         63,934                    70,330
Capitalized lease obligations                                                            --                     4,451
Deferred compensation                                                                 7,829                     6,398
Other liabilities                                                                     1,238                     1,406
                                                                                -----------               -----------
         Total liabilities                                                          159,648                   188,305
                                                                                -----------               -----------

Commitments and contingencies
Partners' capital:
  General partner                                                                       963                       791
  Limited partners:
    Class A interests                                                                67,642                    67,642
    Class B interests                                                                29,252                    12,300
    Class B interests held in treasury                                               (1,514)                   (1,514)
  Cumulative foreign currency translation adjustment                                 (1,400)                   (1,338)
                                                                                ------------              ------------
         Total partners' capital                                                     94,943                    77,881
                                                                                ------------              -----------


         Total liabilities and partners' capital                                $   254,591               $   266,186
                                                                                ============              ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
         (dollars in thousands, except for partnership interest amounts)

                                                                         1995              1994              1993
                                                                       ---------        ---------         ---------

Net sales                                                              $ 628,935        $ 753,861         $ 655,707
Cost of sales                                                            375,425          451,785           402,441
                                                                       ---------        ---------         ---------
         Gross profit                                                    253,510          284,076           253,266
                                                                       ---------        ---------         ---------

Operating expenses:
  Selling, general and administrative expenses                           213,221          235,845           213,007
  Management fee to general partner                                        3,330            3,330             3,330
  Depreciation                                                             3,661            4,502             5,106
  Amortization                                                             1,996            2,640             2,848
                                                                       ---------        ---------         ---------
         Total operating expenses                                        222,208          246,317           224,291
                                                                       ---------        ---------         ---------


         Income from operations                                           31,302           37,759            28,975

Interest income                                                              412               66                85
Interest expense                                                           7,332            9,956             9,876
Other income (expense), net                                                  256           (1,748)              191
Gain on sale of division (note 5)                                         20,644            3,523                --
                                                                       ---------        ---------         ---------
         Income before provision for income taxes                         45,282           29,644            19,375
                                                                       ---------        ---------         ---------
Provision for income taxes                                                   537              100               869
                                                                       ---------        ---------         ---------
         Income before extraordinary loss                                 44,745           29,544            18,506

Extraordinary loss from early extinguishment
  of debt (note 4)                                                          (629)              --                --
                                                                       ----------       ---------         ---------

         Net income                                                    $  44,116        $  29,544         $  18,506
                                                                       ==========       =========         =========

Net income allocated to partners:
  General partner                                                      $     441        $     295         $     185
                                                                       ---------        ---------         ---------
  Class A limited partners                                             $  12,210        $  12,210         $  12,210
                                                                       ---------        ---------         ---------
  Class B limited partners                                             $  31,465        $  17,039         $   6,111
                                                                       ---------        ---------         ---------

Earnings per Limited partnership interest:
   Income before extraordinary loss
         - Class A interest                                            $    1.10        $    1.10         $    1.10
         - Class B interest                                            $    1.48        $    0.79         $    0.28

   Extraordinary loss
         - Class A interest                                                   --               --                --
         - Class B interest                                            $   (0.03)              --                --

   Net income
         - Class A interest                                            $    1.10        $    1.10         $    1.10
         - Class B interest                                            $    1.45        $    0.79         $    0.28

Weighted average number of outstanding limited partnership interests:
         - Class A interests                                           11,099,573       11,099,573        11,099,573
         - Class B interests                                           21,675,746       21,675,746        21,675,746



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                          1995             1994              1993
                                                                       ---------        ---------         ---------
Cash flows from operating activities:
  Net income                                                           $  44,116        $  29,544         $  18,506
  Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation and amortization:
                  - Existing divisions                                     5,319            5,392             6,052
                  - Divested divisions                                       338            1,750             1,902
         Decrease in cash value of life insurance                             58               --                --
         Gain on sale of divisions                                       (20,644)          (3,523)               --
         Extraordinary loss                                                  629               --                --
         Provision for deferred compensation                               2,340            3,187               721
         Deferred income tax expense (benefit)                              (700)            (734)              208
         Changes in current operating items:
           Increase in accounts and notes receivable                      (3,666)         (11,783)           (4,855)
           Increase in inventories                                        (8,209)          (9,436)          (10,689)
           Decrease (increase) in other current assets                       857              347              (815)
           Increase in accounts payable                                    2,531            1,865            10,542
           Increase (decrease) in accrued interest                          (141)             (42)              516
           Increase (decrease) in other
             accrued liabilities                                          (6,062)           4,836             2,415
         Other items, net                                                    284           (3,699)             (932)
                                                                       ----------       ----------        ----------
  Net cash provided by operating activities                               17,050           17,704            23,571
                                                                       ----------       ----------        ---------

Cash flows from investing activities:
  Proceeds from sale of divisions                                         44,873           26,561                --
  Proceeds from sale of property and equipment                               757              724               384
  Payment for purchase of assets                                          (7,385)              --                --
  Investment in life insurance policies                                   (3,067)              --                --
  Capital expenditures                                                    (4,299)          (4,263)           (3,734)
  Other, net                                                                 (93)             228                55
                                                                       ----------       ----------        ---------
         Net cash provided by (used for)
           investing activities                                           30,786           23,250            (3,295)
                                                                       ----------       ----------        ----------

Cash flows from financing activities:
  Repayment of senior notes                                              (18,971)          (5,700)               --
  Repayments under the bank credit agreement, net      --                                 (10,000)           (5,000)
  Prepayment penalties and related costs                                    (629)              --                --
  Cash distributions to partners                                         (27,218)         (20,357)          (14,940)
  Borrowings (repayments) under other
    credit facilities, net                                                    44             (702)              817
  Principal payments under capitalized
    lease obligations                                                        (65)            (619)             (618)
  Other, net                                                                  --               --                47
                                                                       ----------       ----------        ---------
         Net cash used for financing activities                          (46,839)         (37,378)          (19,694)
                                                                       ----------       ----------        ----------

Net increase in cash and cash equivalents                                    997            3,576               582

Cash and cash equivalents at beginning of period                           4,903            1,327               745
                                                                       ----------       ----------        ---------

Cash and cash equivalents at end of period                             $   5,900        $   4,903         $   1,327
                                                                       ==========       ==========        =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               FOR THE YEARS ENDED
                             (dollars in thousands)




                                                               PARTNERS' CAPITAL
                                    -----------------------------------------------------------------------------
                                                                                         Cumulative
                                                                                          Foreign
                                                                                          Currency
                                                Class A        Class B    Class B       Translation
                                     General    Limited        Limited    Treasury       Adjustment         TOTAL
                                     -------    -------        -------    --------       ----------         -----


Balance, December 31, 1992          $    726    $ 67,642      $  5,721   $ (1,514)       $   (254)        $ 72,321


 Net income                              185      12,210         6,111         --              --           18,506

  Cash distributions paid and/or
    declared to partners                (182)    (12,210)       (5,807)        --              --          (18,199)


 Change in cumulative foreign
    currency translation
    adjustment                            --          --            --         --            (440)            (440)
                                    ---------   ---------     ---------  ---------       ---------        ---------

Balance, December 31, 1993               729      67,642         6,025     (1,514)           (694)          72,188


  Net income                             295      12,210        17,039         --              --           29,544

  Cash distributions paid and/or
    declared to partners                (233)    (12,210)      (10,764)        --              --          (23,207)


Change in cumulative foreign
    currency translation
    adjustment                            --          --            --         --            (644)            (644)
                                    ---------   ---------     ---------  ---------       ---------        ---------

Balance, December 31, 1994               791      67,642        12,300     (1,514)         (1,338)          77,881


  Net income                             441      12,210        31,465         --              --           44,116

  Cash distributions paid and/or
    declared to partners                (269)    (12,210)      (14,513)        --              --          (26,992)


  Change in cumulative foreign
    currency translation
    adjustment                            --          --            --         --             (62)             (62)
                                    ---------   ---------     ---------  ---------       ---------        ---------

Balance, December 31, 1995          $    963    $ 67,642      $ 29,252   $ (1,514)      $  (1,400)        $ 94,943
                                    =========   =========     =========  =========      ==========        ========







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

         Nature of Operations:

The Company is one of the largest wholesale distributors of industrial products and related services in the United States. The Company's three operating segments are: (1) industrial products and services, primarily maintenance and fluid power products and inventory management services sold to industrial customers for machine and plant maintenance and for manufacturing of original equipment; (2) hardware merchandising, primarily of fasteners and related products sold to retail hardware stores; and (3) glass merchandising of flat glass and auto glass products sold to construction and retail markets. Based on net sales, excluding divisions sold, for the year ended December 31, 1995, the Industrial Services Segment provides approximately 71% of the Company's sales through its Sun Technology Services divisions (48% of net sales) and the Sun Inventory Management Company ("SIMCO") divisions (23% of net sales). The Hardware Merchandising and Glass Merchandising Segments provide approximately 14% and 15%, respectively, of the Company's net sales.

Although its sales are primarily industrially-based, the Company has over 179,000 customers, the largest of which accounted for less than 4% of net sales for the year ended December 31, 1995. The Company's products and services are sold throughout all 50 states as well as in Canada and Mexico. Foreign sales account for less than 5% of total revenues. The average single sale during the year ended December 31, 1995 was less than three hundred dollars. Sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States. Substantially all of the Company's revenue growth in 1995 was related to increases in the volume of products sold.


         Revision of Certain Items:

Statements of Income:

The consolidated statements of income have been revised to replace the Net sales, Cost of sales, Gross profit and Operating expenses of the divisions sold in 1995 and 1994 (see Note 5) which had previously been presented as Net results of operations from divisions sold. This revision has no effect on income from operations or net income.


Translation of Foreign Currencies:

The Cumulative foreign currency translation adjustment has been classified as a separate component of Partners' capital with a corresponding increase in Other Liabilities.

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



1.  Basis of Presentation, continued:

Retirement Benefits:

The Company has revised Note 12 to include additional disclosures pursuant to SFAS No. 87, "Employers' Accounting for Pensions", as related to its defined benefit plans.

Segment Information:

The Company has added Note 18 to include disclosures pursuant to Statement of Financial Accounting Standards ("SFAS") No. 14, "Financial Reporting for Segments of a Business Enterprise".


2.  Summary of Significant Accounting Policies:


         Cash Equivalents:

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


         Fair Value of Financial Instruments:

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

         Translation of Foreign Currencies:


The translation of applicable foreign-currency-based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The changes in the cumulative foreign translation adjustment for each period relate to translation adjustments in their entirety.


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

The Company's Class A and Class B limited partnership interests outstanding, as of December 31, 1995, are held as follows:

                                                      Class A               Class B
                                                     Interests              Interests
                                                    -----------            -----------
Public Investors                             11,010,035 ( 99.2%)     11,637,103 ( 53.7%)
Lehman Holdings and
  Affiliates                                         --               5,896,678 ( 27.2%)
Executive Officers and
  Directors (a)                                  89,538 (  0.8%)      4,141,965 ( 19.1%)
                                             -------------------     -------------------
         Total                               11,099,573 (100.0%)     21,675,746 (100.0%)(b)
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

For 1994, the Class B Tax Distribution amounted to $10,895 or $.492619 per Class B interest which was partially paid in the amount of $.009352 per Class B interest per month for the period January through March 1994 and $.02 per Class B interest per month during the period April through December 1994. The monthly tax distributions were paid to holders of record on the first day of each month during 1994 and aggregated $.208056 per Class B interest for the full year 1994. On March 31, 1995, the Partnership paid the balance of the tax distribution due of $.284563 per Class B interest, as follows: approximately $.01981 per month to holders of record of Class B interests on the first day of the month during January through March 1994, $.00916 per month for April through November 1994, and $.15185 for December 1994 which includes $.14269 related to the capital gain on the sale of the Electrical Products Group divisions. (See Note 5, Acquisitions/ Divestitures.)

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


5.  Acquisitions/Divestitures, continued:


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

Sales from the divested divisions aggregated $29,077, $177,107 and $162,270 for the years ended December 31, 1995, 1994 and 1993, respectively. Total assets for the divested divisions were $37,982 at December 31, 1994.



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

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


7.   Property and Equipment:


Property and equipment consist of the following at December 31, 1995 and 1994:

                                                           1995        1994
                                                         --------    ------
         Land                                            $ 3,319     $ 3,589
         Buildings and leasehold improvements             18,048      24,133
         Machinery and equipment                          16,290      23,526
         Furniture and fixtures                            9,208       9,316
                                                         -------     -------
                                                          46,865      60,564
         Less accumulated depreciation                    26,684      33,050
                                                         -------     -------
                                                         $20,181     $27,514
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


Notes payable consisted of the following at December 31, 1995 and 1994:

                                                            1995        1994
                                                            ----        ----
         Short-term bank borrowings drawn on
           working capital lines of credit                 $  463      $  449
         Trade notes payable in accordance with
           glass inventory financing arrangements           1,474       1,474
         Notes payable in accordance with insurance
           financing arrangements                             816         786
                                                           ------      ------

                                                           $2,753      $2,709
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


10.  Leases:


Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 1995:

                                                            Operating
                                                             Leases
                                                             ------
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

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


12.  Retirement Benefits:

Net periodic pension cost (income) in 1995, 1994, and 1993 for non-contributory defined benefit plans consists of:

                                                       1995          1994          1993
                                                     -------       -------       -------
 Service cost during the period                      $   675       $ 1,102       $   945
 Interest cost on projected benefit obligations        1,578         1,534         1,473
 Actual return on assets                              (3,503)       (2,100)       (2,050)
 Net amortization and deferral                         1,509          (270)         (224)
                                                     -------       -------       -------
          Net periodic pension cost                  $   259       $   266       $   144
                                                     =======       =======       =======

Significant assumptions used in determining pension cost (income) include:

                                                   1995             1994             1993
                                                   ----             ----             ----
Discount rate                                      8.25%            7.00%            7.50%
Rates of increase in compensation levels           6.50%            6.50%          4.0%-6.5%
Expected long-term rate of return
  on plan assets                                   8.50%            9.50%            9.50%

The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's balance sheets at December 31, 1995 and 1994:

                                        December 31, 1995              December 31, 1994
                                    --------------------------    -------------------------
                                       Assets       Projected       Assets        Projected
                                       Exceed        Benefit        Exceed         Benefit
                                     Projected     Obligations     Projected     Obligations
Actuarial present value of            Benefit        Exceed         Benefit        Exceed
 beneficial obligations:            Obligations      Assets       Obligations      Assets
                                    -----------    -----------    -----------    -----------
 Vested benefit obligation           $ 17,304       $  1,016       $  9,923       $  7,513
                                     ========       ========       ========       ========

 Accumulated benefit obligation      $ 17,450       $  1,016       $ 10,141       $  7,534
                                     ========       ========       ========       ========

 Projected benefit obligation        $ 21,467       $  1,016       $ 12,487       $  7,707

 Plan assets at fair value             24,220            897         14,757          7,030
                                     --------       --------       --------       --------

 Projected benefit obligation
  less than(in excess of)
  plan assets                           2,753           (119)         2,270           (677)

 Unrecognized net loss                   (668)          (161)        (1,157)           701

 Prior service cost not yet
  recognized in net periodic
  pension cost                           (352)          --             (376)          --

 Unamortized balance of
  unrecognized net transition
  asset established at
  January 1, 1987                      (1,693)          (189)          (672)          (544)
                                     --------       --------       --------       --------

 Prepaid pension cost (pension
  liability) recognized
  in the balance sheet               $     40       $   (469)      $     65       $   (520)
                                     ========       ========       ========       ========

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



12.  Retirement Benefits, continued:

The discount rate assumptions used in determining actuarial present value of benefit obligations at December 31, 1995 and 1994 were 7.25% and 8.25%, respectively.

Certain employees of the Company's Kar Products, J.N. Fauver Co., and its divested Dorman Products and American Electric Co. divisions are covered by these defined benefit retirement plans. Assets of the defined benefit plans consist of insurance contracts and assets managed under a commingled trust agreement. The trust assets are invested primarily in equity and fixed income holdings.


Costs charged to operations under all retirement benefit plans are as follows:

                                                  1995       1994       1993
                                                  ----       ----       ----
         Defined contribution plans              $2,693     $3,498     $2,574
         Multi-employer pension plans               374        362        422
         Defined benefit plans                      259        266        144
                                                 ------     ------     ------
                  Total                          $3,326     $4,126     $3,140
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



13.  Income Taxes:


Deferred tax assets are comprised of the following at December 31, 1995 and 1994:

                                                         1995             1994
                                                         ----             ----
         Gross deferred tax assets:
           Deferred compensation                       $2,936           $2,123
           Prepayment penalties related to
            early extinguishment of debt                  299              346
                                                       ------           ------
                                                        3,235            2,469
         Valuation allowance for deferred
           tax assets                                    (391)            (325)
                                                       -------          -------
         Net deferred tax asset                        $2,844           $2,144
                                                       =======          ======

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

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


13.  Income Taxes, continued:


The provision (benefit) for income taxes consists of the following:

         Current income taxes                    1995         1994       1993
                                               --------      -------   ------
           State and local                     $   608       $  276      $ 260
           Foreign                                 629          558        401
                                               -------       ------      -----
                                                 1,237          834        661
                                               -------       ------      -----
         Deferred income taxes
           Federal                                (627)        (657)       186
           State and local                         (73)         (77)        22
                                               --------      -------     -----
                                                  (700)        (734)       208
                                               --------      -------     -----
         Total income taxes                    $   537       $  100      $ 869
                                               ========      =======     =====


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

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


15.  Statements of Cash Flows:


Supplemental disclosures of cash flow information are presented below:

Cash paid during the period for:                               1995          1994         1993
                                                             --------      -------      -------
   Interest                                                   $ 7,304      $10,097      $ 9,412
                                                              -------      -------      -------
   Income taxes                                               $ 1,190      $   792      $   955
                                                              -------      -------      -------
 Supplemental schedule of non-cash investing activities:
   Assumed liabilities in connection with
   the purchase of assets (See Note 5,
   Acquisitions/Divestitures)                                 $   232      $  --        $  --
                                                              -------      -------      -------



16.  Quarterly Data (unaudited):


    1995                                 First       Second       Third       Fourth
    ----                                 -----       ------       -----       ------

Net sales                               $154,792    $163,820     $163,214    $147,109
Gross profit                              61,441      65,902       66,510      59,657
Income before extraordinary loss          19,862       8,377        7,828       8,678
Extraordinary loss (Note 4)                 (629)         --           --          --
Net income                                19,233       8,377        7,828       8,678

Earnings per limited partnership interest:

   Income before extraordinary loss:
             - Class A                      $.27        $.28         $.27        $.28
             - Class B                      $.77        $.24         $.22        $.25

   Extraordinary loss:
             - Class A                      $ --        $ --         $ --        $ --
             - Class B                      $(.03)      $ --         $ --        $ --

   Net Income:
             - Class A                      $.27        $.28         $.27        $.28
             - Class B                      $.74        $.24         $.22        $.25

    1994
    ----
Net sales                               $175,109    $189,360     $192,547    $178,845
Gross profit                              67,457      72,019       73,486      71,114
Net income                                 4,165       8,026        7,656       9,697
Net income per limited
  partnership interest
             - Class A                      $.27        $.28         $.27        $.28
             - Class B                      $.05        $.23         $.21        $.30


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

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


18. Segment Information:

The following are the segment disclosures required under SFAS No. 14 with respect to the Company's reportable segments as identified in Note 1, "Basis of Presentation" under "Nature of Operations":


                                                                                   Year Ended December 31,
Industry Segment Data:
=================================================================================================================================
                                                                           1995                    1994                   1993
=================================================================================================================================
Net Sales
--------------------
Industrial Services                                                   $   424,978             $   532,719            $   480,742
Hardware Merchandising                                                     84,720                  72,841                 56,631
Glass Merchandising                                                       120,650                 132,063                120,269
Adjustments and eliminations                                               (1,413)                 (1,762)                (1,935)
                                                                       -----------             -----------            -----------
Consolidated Net Sales                                                $   628,935              $   735,861           $   655,707
---------------------------------------------------------------------------------------------------------------------------------
Income from Operations
----------------------
Industrial Services                                                   $    31,834             $    39,773            $    33,021
Hardware Merchandising                                                      9,592                   7,096                  4,750
Glass Merchandising                                                         3,387                   5,756                  3,740
Corporate Expenses                                                        (13,511)                (14,866)               (12,536)
                                                                       -----------             -----------            -----------
Consolidated Income from Operations                                    $    31,302            $    37,759            $    28,975
---------------------------------------------------------------------------------------------------------------------------------
Identifiable Assets
-------------------
Industrial Services                                                   $   162,681             $   181,545            $   197,936
Hardware Merchandising                                                     36,340                  24,357                 21,518
Glass Merchandising                                                        42,041                  53,058                 50,299
Corporate Assets                                                           13,635                   7,352                  3,766
Adjustments and Eliminations                                                 (106)                   (126)                   (26)
                                                                       -----------             -----------            -----------
Consolidated Assets                                                   $   254,591             $   266,186            $   273,493
---------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures
--------------------
Industrial Services                                                   $     2,315             $     2,736            $     2,580
Hardware Merchandising                                                        539                     339                    396
Glass Merchandising                                                         1,254                   1,094                    570
Corporate                                                                     191                      94                    188
                                                                       -----------             -----------            ----------
Consolidated Capital Expenditures                                     $     4,299             $     4,263            $     3,734
---------------------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization
-----------------------------
Industrial Services                                                   $     3,339             $     4,458            $     4,850
Hardware Merchandising                                                        401                     364                    392
Glass Merchandising                                                         1,839                   2,271                  2,573
Corporate                                                                      78                      49                    139
                                                                       -----------             -----------            ----------
Consolidated Total                                                    $     5,657             $     7,142            $     7,954
=================================================================================================================================

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             (dollars in thousands)




Balance Sheets as of December 31                             1995           1994           1993
--------------------------------                             ----           ---            ----


  Assets
    Investment in SDI Operating Partners, L.P.              $ 94,943       $ 79,219       $ 79,882
                                                            ========       ========       ========
  Partners' Capital
    General partner's capital                               $    963       $    791       $    729
    Limited partners' capital-Class A Interests               67,642         67,642         67,642
    Limited partners' capital-Class B Interests               29,252         12,300          6,025
    Class B interests held in treasury                        (1,514)        (1,514)        (1,514)
    Cumulative foreign currency translation adjustment        (1,400)          --             --
                                                            --------       --------       --------
        Total partners' capital                             $ 94,943       $ 79,219       $ 72,882
                                                            ========       ========       ========



  Statements of Income for the Years Ended December 31


  Equity in net income of SDI Operating
    Partners, L.P.                                          $ 44,116       $ 29,544       $ 18,506
                                                            ========       ========       ========
  Net income allocated to general partner                   $    441       $    295       $    185
                                                            --------       --------       --------

  Net income allocated to limited partners
    - Class A interests                                     $ 12,210       $ 12,210       $ 12,210
                                                            --------       --------       --------
    - Class B interests                                     $ 31,465       $ 17,039       $  6,111
                                                            --------       --------       --------




 Statement of Cash Flows
 for the Years Ended December 31


 Cash provided by operations                                    --             --             --

 Cash provided from investment in SDI Operating
   Partners, L. P                                           $ 26,946       $ 20,153       $ 14,791

 Cash distributions to general partner and limited
   partners                                                 $(26,946)      $(20,153)      $(14,791)
                                                            --------       --------       --------

       Increase (decrease) in cash                              --             --             --
                                                            ========       ========       ========

This financial information should be read in conjunction with the consolidated financial statements of the Company.

                      SUN DISTRIBUTORS L.P. AND SUBSIDIARY

                        Schedule II - VALUATION ACCOUNTS

                             (dollars in thousands)





                                                        Deducted From Assets in Balance Sheet
                                 ---------------------------------------------------------------------------
                                                                                                Valuation
                                 Allowance for   Allowance for  Accumulated    Accumulated     Allowance for
                                   Doubtful          Obsolete   Amortization   Amortization      Deferred
                                   Accounts       Inventories   of Goodwill   of Intangibles   Income Taxes
                                   --------       -----------   -----------   --------------   ------------

 Balance, December 31, 1992       $ 2,356         $ 2,702         $ 8,833        $12,588        $   225


   Additions charged to cost
     and expenses                   1,714           1,859           1,772          1,233            100
   Deductions                       1,688(A)        1,393(A)         --             --             --
                                  -------         -------         -------        -------        -------


 Balance, December 31, 1993       $ 2,382         $ 3,168         $10,605        $13,821        $   325


   Additions charged to cost
     and expenses                   1,453           2,236           1,629          1,168           --
   Deductions                       1,363(A)        1,622(A)         --             --             --
   Sale of divisions                 --               291             975            593           --
                                  -------         -------         -------        -------        -------



 Balance, December 31, 1994         2,472           3,491          11,259         14,396            325



   Additions charged to cost
     and expenses                   1,070           1,704           1,364            845             66
   Deductions                       1,552(A)        1,306(A)         --             --             --
   Sale of divisions                  163             479             884          1,517           --
                                  -------         -------         -------        -------        -------




Balance, December 31, 1995        $1,827          $3,410          $11,739        $13,724          $ 391
                                  ======          ======          =======        =======          =====



Notes:

  (A) Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 - Disagreements on Accounting and Financial Disclosure.



      Not applicable.

                                    PART III


Item 10 - Directors and Executive Officers of the Registrant.


The business of the Company and the Operating Partnership is managed by the General Partner, whose general partner is Lehman/SDI. The directors of Lehman/SDI, each of whom has served as such since February 1987, except for Mr. Eliot M. Fried, who has served since December 1994, Mr. Henri I. Talerman, who has served since March 1995, and Mr. John P. McDonnell, who has served since May 1995, are set forth below:

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

Norman V. Edmonson, 55                                    Executive Vice President of the Company
                                                          since December 1994; Group Vice President
                                                          of the Company prior to December 1994.

Eliot M. Fried, 63                                        Managing Director, Lehman Brothers Inc.;
                                                          Director, Axysis Technologies, Inc.;
                                                          Bridgeport Machines, Inc.; Energy Ventures,
                                                          Inc.;    Lear Seating Corporation; and Vernitron
                                                          Corporation.

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

All directors hold office until the next annual meeting of the sole stockholder of Lehman/SDI, and until their successors are duly elected and qualified.

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

                           Summary Compensation Table

                                                                  Annual Compensation
    Name and                                                     ---------------------                   All Other
Principal Position                        Year              Salary                  Bonus (1)           Compensation
------------------                       ------             ------                  ---------          --------------
Donald T. Marshall                        1995             488,688                     4,347            10,234 (2)
Chairman and Chief                        1994             454,043                   221,144             8,185 (2)
Executive Officer                         1993             403,392                    62,897             6,367 (2)

John P. McDonnell                         1995             374,451                    32,812             2,500 (2)
President and Chief                       1994             295,354                    96,915             2,135 (2)
Operating Officer                         1993             273,947                    44,278             1,843 (2)

Norman V. Edmonson                        1995             333,849                    82,200             1,638 (2)
Executive Vice President                  1994             300,477                    94,400             1,418 (2)
                                          1993             285,144                    89,000             1,250 (2)

Harold J. Cornelius                       1995             291,609                    27,400               --
Group Vice President                      1994             275,375                   102,729            90,128
                                          1993             261,147                    37,621            58,818 (3)

Max W. Hillman, Jr.                       1995             268,920                    36,250            50,186 (3)
Group Vice President                      1994             294,793                   104,898           107,632 (3)
                                          1993             234,707                    16,578            13,661 (3)

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

CHANGE IN CONTROL ARRANGEMENTS

The executive officers named in Item 11 were participants in the Company's Deferred Compensation Plans (the "Plans") in certain years. Upon a change in control, the Plans provide for payment of all vested and non-vested amounts including accrued interest. The change in control provision is triggered upon a sale of all of the Operating Partnership's business, a change in the General Partner, or a change, other than due to death or retirement, in a majority of the directors of Lehman/SDI during any one-year period. See Note 11 of Notes to Consolidated Financial Statements.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors of Lehman/SDI, Inc., consisted of Arnold S. Hoffman, Director. Mr. Hoffman is an officer of Legg Mason Wood Walker, Incorporated, which performed investment banking services for the Company during 1995.

Item 12 - Security Ownership of Certain Beneficial Owners and Management.


      (a)      Security Ownership of Certain Beneficial Owners

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


         Name of                                  Class A                Class B                 Class B
      Beneficial Owner                            Amount(l)             Amount(l)           Percent of Class
      ----------------                            ---------             ---------           ----------------

      O. Gordon Brewer, Jr.                         3,000                 1,000                   --   (5)

      Harold J. Cornelius                             200                   200                   --   (5)

      Norman V. Edmonson                           14,715             1,300,916                   6.0%

      Eliot M. Fried                                   --  (2)               -- (2)               --   (2)

      Max W. Hillman, Jr.                           4,000                 6,500                   --   (5)

      Arnold S. Hoffman                            13,000(2)(3)          13,000 (2)(3)            --   (5)

      Donald T. Marshall                           30,311             2,075,232                   9.6%

      John P. McDonnell                             7,711               623,071                   2.9%

      Ernest L. Ransome, III                        5,000  (4)            5,000 (4)               --   (5)

      Donald A. Scott                               9,000                 9,000                   --   (5)

      Henri I. Talerman                                --  (2)               -- (2)               --   (2)

      All directors and executive
        officers as a group                        89,538             4,141,965                  19.1%

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

(3) 3,000 of these Class A and B Interests are owned by Hoffman Investment Co., of which Mr. Hoffman is Managing Partner. In addition, Mr. Hoffman's children own 3,000 Class A and B Interests with respect to which he disclaims beneficial ownership.

(4) 2,500 of these Class A and B Interests are held in a trust, of which Mr. Ransome is a trustee.

(5)   Represents less than 1% of the outstanding Class B Interests.
-----------------------

      (c)  Changes In Control

               Not applicable.

Item 13 - Certain Relationships and Related Transactions.



MANAGEMENT FEE

The Operating Partnership pays a Management Fee to the General Partner. The Management Fee, payable annually on March 31 (with respect to the preceding year), is equal to 3% of the aggregate initial capital investment of $110,995,730 by the limited partners. The amount of the Management Fee payable on March 31, 1996, is $3,329,872. The amount of management fee paid in 1995 with respect to 1994 was $3,329,872. See footnotes (1) and (2) to "Security Ownership of Management" under Item 12 for ownership of the General Partner. The interests of Lehman/SDI, Inc., and the Management Employees, in the fee for 1996 were as follows: Lehman/SDI, Inc. $1,791,471; Harold J. Cornelius, $92,304; Joseph M. Corvino, $30,768; Norman V. Edmonson, $384,600; Max W. Hillman, Jr., $92,304; Donald T. Marshall, $599,977; and John P. McDonnell, $184,608.


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

                                     PART IV




Item 14 - Exhibits, Financial Statement Schedules, and Reports
               on Form 10-K.



               (a)  Documents Filed as a Part of the Report:

                       1.       Financial Statements.

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


                       3.       Exhibits, Including Those Incorporated by
                                Reference.

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

          10.2   *Sun Distributors Incentive Compensation Plan.
                       (8) (Exhibit 10.5)

          10.3   *Sun Distributors, Inc. Long-Term Performance Award Plan.
                       (As Amended June 1985) (8) (Exhibit 10.6)

          10.4   *SDI Operating Partners, L.P. Deferred Compensation Plan
                       for Division Presidents (As amended September 13, 1993).
                       (9) (Exhibit 10.7)

          10.5   *SDI Operating Partners, L.P. Long-Term Performance
                       Share Plan dated January 1, 1994. (9) (Exhibit 10.8)


               Subsidiaries of the Registrant

        **21.1  Subsidiaries

               Financial Data Schedules

        **27.1  Summary financial information as of and for the year ended December 31, 1996.
        ------------------------

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


                              SUN DISTRIBUTORS L.P.

                              By:  SDI Partners I, L.P.,
                                         General Partner

                              By: Lehman/SDI, Inc.,
                                         General Partner



Date:  March 7, 1997     By:______________________________________
                            Title:  Chairman and Chief
                                    Executive Officer



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


      Signature                                   Capacity                                    Date
      ---------                                   --------                                    ----



                                Director, Lehman/SDI,                                         March 7, 1997
----------------------------      Inc.
O. Gordon Brewer, Jr.




                                Director, Lehman/SDI,                                         March 7, 1997
----------------------------      Inc.
Norman V. Edmonson


                                Director, Lehman/SDI,                                         March 7, 1997
----------------------------      Inc.
Eliot M. Fried



                                Director, Lehman/SDI,                                         March 7, 1997
----------------------------      Inc.
Arnold S. Hoffman




                                Director, Lehman/SDI,                                         March 7, 1997
----------------------------      Inc.
Donald T. Marshall





                                Director, Lehman/SDI,                                         March 7, 1997
----------------------------      Inc.
John P. McDonnell





                                Director, Lehman/SDI,                                         March 7, 1997
----------------------------      Inc.
Ernest L. Ransome, III




                                Director, Lehman/SDI,                                         March 7, 1997
----------------------------      Inc.
Donald A. Scott




                                Director, Lehman/SDI,                                         March 7, 1997
----------------------------      Inc.
Henri I. Talerman




                                Principal Financial                                           March 7, 1997
----------------------------      Officer
Joseph M. Corvino




                                Principal Accounting                                          March 7, 1997
----------------------------      Officer
John J. Dabrowski