Form 10-Q/A
period 1996-09-30
SUNSOURCE LP
filed 1997-03-07
CIK 807396

                                  FORM 10-Q - A


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended September 30, 1996
                               ------------------

Commission file number 1-9375
                       ------

                           SunSource L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             23-2439550
------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


       2600 One Logan Square                                        19103
----------------------------------------                         ----------
       Philadelphia, Pennsylvania                                 (Zip Code)
(Address of principal executive offices)


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

                                 SUNSOURCE L.P.

                                      INDEX




PART I.  FINANCIAL INFORMATION                                           PAGE(S)

    Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets as of September 30, 1996 (Unaudited), December 31, 1995, and September 30, 1995
              (Unaudited)                                                  3

              Consolidated Statements of Income for
              the Three Months ended September 30, 1996 and 1995
              (Unaudited)                                                  4

              Consolidated Statements of Income for
              the Nine Months ended September 30, 1996 and 1995
              (Unaudited)                                                  5

              Consolidated Statements of Cash Flows
              for the Three Months ended September 30, 1996 and 1995
              (Unaudited)                                                  6

              Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 1996 and 1995
              (Unaudited)                                                  7


              Consolidated Statements of Changes in Partner's Capital
              for the Nine Months ended September 30, 1996, the
              Twelve Months ended December 31, 1995, and the Nine
              Months ended September 30, 1995
              (Unaudited)                                                  8

              Notes to Consolidated Financial Statements
              (Unaudited)                                                  9-10

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11-18


PART II.      OTHER INFORMATION                                            19



SIGNATURES                                                                 20

                          SUNSOURCE L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                              September 30,                       September 30,
                                                                   1996       December 31,             1995
                  ASSETS                                       (Unaudited)       1995              (Unaudited)
                  ------                                      -------------  -------------        ------------
Current assets:
  Cash and cash equivalents                                   $    1,729     $    5,900           $    9,249
  Accounts and notes receivable, net                              86,693         75,824               83,255
  Inventories                                                     97,088         96,022               91,064
  Other current assets                                             4,630          4,742                3,586
                                                              -----------    -----------          ----------
      Total current assets                                       190,140        182,488              187,154

Property and equipment, net                                       20,267         20,181               21,605
Goodwill                                                          44,589         44,250               43,912
Other intangibles                                                    821          1,312                1,489
Deferred income taxes                                              3,747          2,844                2,709
Cash surrender value of
  life insurance policies                                          3,163          3,009                   --
Other assets                                                         576            507                  698
                                                              -----------    -----------          ----------
         Total assets                                         $  263,303     $  254,591           $  257,567
                                                              ===========    ===========          ==========

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------
Current liabilities:
  Accounts payable, trade                                     $   52,837     $   42,437           $   45,955
  Notes payable                                                    2,021          2,753                2,145
  Current portion of senior notes                                  6,395          6,395                4,795
  Distributions payable to partners                                1,934          7,819                1,638
  Accrued expenses:
    Salaries and wages                                             5,546          5,109                5,263
    Interest on senior notes                                       2,081            520                2,223
    Management fee due the general partner                         2,491          3,330                2,491
    Income and other taxes                                         2,864          3,398                3,182
    Other accrued expenses                                        12,495         14,886               13,331
                                                              -----------    -----------          ----------
         Total current liabilities                                88,664         86,647               81,023


Senior notes                                                      63,934         63,934               70,330
Deferred compensation                                              8,300          7,829                7,547
Other liabilities                                                  1,245          1,238                1,463
                                                              -----------    -----------          ----------
         Total liabilities                                       162,143        159,648              160,363
                                                              -----------    -----------          ----------

Commitments and contingencies
Partners' capital:
 General partner                                                   1,024            963                  980
 Limited partners:
  Class A interests; 11,099,573 outstanding                       67,642         67,642               67,642
  Class B interests; 21,675,746 outstanding                       35,296         29,252               31,074
  Class B interests held in treasury                              (1,514)        (1,514)              (1,514)
 Cumulative foreign currency
  translation adjustment                                          (1,288)        (1,400)                (978)
                                                              -----------    -----------          -----------
         Total partners' capital                                 101,160         94,943               97,204
                                                              -----------    -----------          ----------

         Total liabilities and
           partners' capital                                  $  263,303     $  254,591           $  257,567
                                                              ===========    ===========          ==========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED
         (dollars in thousands, except for partnership interest amounts)

                                                                       September 30,             September 30,
                                                                           1996                      1995
                                                                       -------------             -------------

Net sales                                                              $   167,125               $   163,214
Cost of sales                                                               99,096                    96,704
                                                                       ------------              -----------
   Gross profit                                                             68,029                    66,510
                                                                       ------------              -----------

Operating expenses:
  Selling, general and administrative expenses                              55,592                    54,452
  Management fee to general partner                                            840                       840
  Depreciation                                                                 915                       959
  Amortization                                                                 499                       500
                                                                       ------------              -----------
   Total operating expenses                                                 57,846                    56,751
                                                                       ------------              -----------


   Income from operations                                                   10,183                     9,759

Interest income                                                                 16                        41
Interest expense                                                             1,779                     1,754
Other expense, net                                                             (37)                      (30)
                                                                       ------------              ------------
    Income before provision for income taxes                                 8,383                     8,016

Provision for income taxes                                                      97                       188
                                                                       ------------              -----------

    Net income                                                         $     8,286               $     7,828
                                                                       ============              ===========

Net income allocated to partners:

  General partner                                                      $        83               $        78
                                                                       -----------               -----------
  Class A limited partners                                             $     3,052               $     3,052
                                                                       -----------               -----------
  Class B limited partners                                             $     5,151               $     4,698
                                                                       -----------               -----------


Earnings per Limited partnership interest:

         - Class A interest                                            $      0.27               $      0.27
         - Class B interest                                            $      0.24               $      0.22


Weighted average number of outstanding limited partnership interests:

         - Class A interests                                            11,099,573                11,099,573
         - Class B interests                                            21,675,746                21,675,746






           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                            FOR THE NINE MONTHS ENDED
         (dollars in thousands, except for partnership interest amounts)

                                                                       September 30,             September 30,
                                                                            1996                      1995
                                                                       -------------             -------------

Net sales                                                              $   489,517               $   481,826
Cost of sales                                                              291,920                   287,973
                                                                       -----------               -----------
   Gross profit                                                            197,597                   193,853
                                                                       ------------              -----------

Operating expenses:
  Selling, general and administrative expenses                             166,059                   161,425
  Management fee to general partner                                          2,491                     2,491
  Depreciation                                                               2,684                     2,799
  Amortization                                                               1,449                     1,515
                                                                       ------------              -----------
   Total operating expenses                                                172,683                   168,230
                                                                       ------------              -----------


   Income from operations                                                   24,914                    25,623

Interest income                                                                 60                       342
Interest expense                                                             5,207                     5,623
Other income (expense), net                                                    470                      (413)
Gain on sale of divisions (note 3)                                              --                    16,500
                                                                       ------------              -----------
    Income before provision for income taxes                                20,237                    36,429

Provision (benefit) for income taxes                                          (372)                      362
                                                                       ------------              -----------
    Income before extraordinary loss                                        20,609                    36,067

Extraordinary loss from early extinguishment
    of debt (note 4)                                                            --                      (629)
                                                                       ------------              ------------
    Net income                                                         $    20,609               $    35,438
                                                                       ============              ===========

Net income allocated to partners:
  General partner                                                      $       206               $       354
                                                                       -----------               -----------
  Class A limited partners                                             $     9,157               $     9,157
                                                                       -----------               -----------
  Class B limited partners                                             $    11,246               $    25,927
                                                                       -----------               -----------

Earnings per Limited partnership interest:
   Income before extraordinary loss
         - Class A interest                                            $      0.82               $      0.82
         - Class B interest                                            $      0.52               $      1.23
   Extraordinary loss
         - Class A interest                                                     --                        --
         - Class B interest                                                     --               $     (0.03)
   Net income
         - Class A interest                                            $      0.82               $      0.82
         - Class B interest                                            $      0.52               $      1.20

Weighted average number of outstanding limited partnership interests:
         - Class A interests                                            11,099,573                11,099,573
         - Class B interests                                            21,675,746                21,675,746





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED
                             (dollars in thousands)

                                                                       September 30,             September 30,
                                                                           1996                      1995
                                                                       ------------              -----------
Cash flows from operating activities:
  Net income                                                           $     8,286               $     7,828
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization:
         - Existing divisions                                                1,414                     1,350
         - Divested divisions                                                   --                       109
     Provision for deferred compensation                                       (39)                      801
     Deferred income tax benefit                                               (37)                      (81)
     Changes in current operating items:
        Decrease (increase) in accounts
             and notes receivable                                               65                      (243)
        Increase in inventories                                             (3,004)                   (2,968)
        Decrease (increase) in other
             current assets                                                   (341)                    3,113
        Increase (decrease) in accounts payable                              1,372                    (1,232)
        Increase in accrued interest                                         1,561                     1,667
        Increase (decrease) in other
             accrued liabilities                                               212                    (1,110)
     Other items, net                                                          128                       231
                                                                       ------------              -----------
    Net cash provided by operating activities                                9,617                     9,465
                                                                       ------------              -----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                  18                        46
  Investment in life insurance policies                                       (100)                       --
  Capital expenditures                                                        (781)                     (793)
  Other, net                                                                   (11)                     (170)
                                                                       ------------              ------------
    Net cash used for investing activities                                    (874)                     (917)
                                                                       ------------              ------------

Cash flows from financing activities:
  Repayments under the bank credit agreement                                (3,000)                       --
  Cash distributions to partners                                            (5,106)                   (4,452)
  Borrowings (repayments) under other
    credit facilities, net                                                    (350)                      208
  Principal payments under capitalized
    lease obligations                                                           --                       (20)
                                                                       ------------              ------------
    Net cash used for financing activities                                  (8,456)                   (4,264)
                                                                       ------------              ------------

Net increase in cash and cash equivalents                                      287                     4,284

Cash and cash equivalents at beginning of period                             1,442                     4,965
                                                                       ------------              -----------

Cash and cash equivalents at end of period                             $     1,729               $     9,249
                                                                       ============              ===========




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE NINE MONTHS ENDED
                             (dollars in thousands)

                                                    September 30,  September 30,
                                                        1996           1995
                                                      --------       --------
Cash flows from operating activities:
  Net income                                          $ 20,609       $ 35,438
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization:
         - Existing divisions                            4,133          4,012
         - Divested divisions                             --              302
     Gain on sale of division                             --          (16,500)
     Extraordinary loss                                   --              629
     Provision for deferred compensation                   898          2,058
     Deferred income tax benefit                          (903)          (565)
     Changes in current operating items:
       Increase in accounts and notes receivable       (10,580)       (11,097)
       Increase in inventories                          (2,132)        (6,945)
       Decrease in other current assets                    112          2,192
       Increase in accounts payable                     10,342          4,160
       Increase in accrued interest                      1,561          1,562
       Decrease in other accrued liabilities            (3,675)        (8,218)
     Other items, net                                      258            655
                                                      --------       --------
    Net cash provided by operating activities           20,623          7,683
                                                      --------       --------

Cash flows from investing activities:
  Proceeds from sale of divisions                         --           37,786
  Proceeds from sale of property and equipment              39            762
  Payment for purchase of assets                          (673)          --
  Investment in life insurance policies                   (100)          --
  Capital expenditures                                  (2,713)        (3,471)
  Other, net                                               (80)          (219)
                                                      --------       --------
    Net cash (used for) provided by
       investing activities                             (3,527)        34,858
                                                      --------       --------

Cash flows from financing activities:
  Early extinguishment of senior notes                    --          (14,175)
  Prepayment penalties and related costs                  --             (629)
  Cash distributions to partners                       (20,535)       (22,777)
  Repayments under other credit facilities, net           (732)          (564)
  Principal payments under
     capitalized lease obligations                        --              (50)
                                                      --------       --------
    Net cash used for financing activities             (21,267)       (38,195)
                                                      --------       --------

Net (decrease) increase in cash
   and cash equivalents                                 (4,171)         4,346

Cash and cash equivalents at beginning of period         5,900          4,903
                                                      --------       --------

Cash and cash equivalents at end of period            $  1,729       $  9,249
                                                      ========       ========






           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                              FOR THE PERIODS ENDED
                             (dollars in thousands)

                                                                       PARTNER'S CAPITAL
                                    -----------------------------------------------------------------------------------------
                                                                                                    Cumulative
                                                                                                     Foreign
                                                                                                     Currency
                                                     Class A         Class B         Class B        Translation
                                    General          Limited         Limited         Treasury        Adjustment         TOTAL
                                    ---------       ---------       ---------       ---------       ---------       ---------
Balance, December 31, 1994          $     791       $  67,642       $  12,300       $  (1,514)      $  (1,338)      $  77,881

  Net income                              354           9,157          25,927            --              --            35,438

  Cash distributions paid and/
    or declared to partners              (165)         (9,157)         (7,153)           --              --           (16,475)

  Change in cumulative foreign
    currency translation
    adjustment                           --              --              --              --               360             360
                                    ---------       ---------       ---------       ---------       ---------       ---------

Balance, September 30, 1995               980          67,642          31,074          (1,514)           (978)         97,204

  Net income                               87           3,053           5,538            --              --             8,678

  Cash distributions paid and/
   or declared to partners               (104)         (3,053)         (7,360)           --              --           (10,517)

  Change in cumulative foreign
    currency translation
    adjustment                           --              --              --              --              (422)           (422)
                                    ---------       ---------       ---------       ---------       ---------       ---------

Balance, December 31, 1995                963          67,642          29,252          (1,514)         (1,400)         94,943

  Net income                              206           9,157          11,246            --              --            20,609

  Cash distributions paid and/
  or declared to partners                (145)         (9,157)         (5,202)           --              --           (14,504)

  Change in cumulative foreign
    currency translation
    adjustment                           --              --              --              --               112             112
                                    ---------       ---------       ---------       ---------       ---------       ---------

Balance, September 30, 1996         $   1,024       $  67,642       $  35,296       $  (1,514)      $  (1,288)      $ 101,160
                                    =========       =========       =========       =========       =========       =========












           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1.  Basis of Presentation:


The accompanying financial statements include the consolidated accounts of SunSource L.P. (the "Partnership"), formerly Sun Distributors L.P., and its subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). All significant intercompany balances and transactions have been eliminated. The Partnership is one of the largest wholesale distributors of industrial products and related services in the United States. The Partnership's three business segments are Industrial Services, Hardware Merchandising and Glass Merchandising.

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

Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to Form 10-Q requirements although the Partnership believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's report on Form 10-K for the year ended December 31, 1995, as amended.


         Revision of Certain Items:

Statements of Income:

The consolidated statements of income have been revised to replace the Net sales, Cost of sales, Gross profit and Operating expenses of the Downey Glass division, which was sold in 1995 and which had previously been presented as Net results of operations from divisions sold. This revision has no effect on income from operations or net income.

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


2.       Related Party Transaction:


In March 1996, the Operating Partnership paid the 1995 management fee of $3,330 due the General Partner, SDI Partners I, L.P. (the "GP").

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


3.   Acquisitions/Divestitures:


On April 11, 1996, the Partnership's Industrial Services segment, through its Warren Fluid Power division, purchased certain assets of Hydraulic Depot, Inc., of Reno, Nevada, for an aggregate purchase price of $700. Annual sales of Hydraulic Depot, Inc. are approximately $2,500.

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


4.  Extraordinary Loss:


During the first quarter of 1995, the Partnership recorded an extraordinary loss of $629 or approximately $.03 per Class B limited partnership interest due to early extinguishment of a portion of the Partnership's Series A 9.08% and Series B 8.44% senior notes. The extraordinary loss consists entirely of prepayment penalties. (See Note 5, Lines of Credit and Long-Term Debt).


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

Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Partnership's business. Those legal proceedings incidental to the business of the Partnership are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cashflows of the Partnership.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


General


The Partnership is a publicly held master limited partnership operating in the wholesale distribution industry through a subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). The Partnership consists of a headquarters operation and three business segments which are Industrial Services, Hardware Merchandising and Glass Merchandising.

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


Market Developments

Through the first nine months of 1996, the Industrial Services and Hardware Merchandising segments continued to expand as a result of economic strength in most product markets and the addition of new products lines and value-added services. However, the Glass business has experienced a decline in sales volume primarily attributable to the discontinuation of certain product lines and markets and competitive pressures from major glass manufacturers in the wholesale distribution business. The decline has been partially offset by real growth in Harding's retail glass shops, its primary strategic focus. Growth in the retail glass business is expected to continue, complemented by internal expansion and acquisition growth opportunities.

Operating expense control and liquidity in working capital investment allows the operating divisions to respond quickly to market conditions effected by economic recession or growth. Management has and will continue to respond to changing market conditions.

Results of Operations

In 1995, the Operating Partnership sold its Dorman Products and Downey Glass divisions. In order to provide an analysis of the results of ongoing operations, the sales, gross profit and operating expenses of these divisions have been excluded from the 1995 periods for the following discussion of results of operations.

         Three Months Ended September 30, 1996 and September 30, 1995


The following table of results from ongoing operations excludes from the three months ended September 30, 1995, sales of $9.1 million and net results of operations of $.3 million from divisions sold.
                                                      (dollars in thousands)
                                                        Three Months Ended
                                                 ------------------------------
                                                 September 30,    September 30,
                                                      1996            1995
                                                 ------------     -------------
Net sales                                           $167,125        $154,117
Cost of sales                                         99,096          90,516
                                                    --------        --------
  Gross profit                                        68,029          63,601
                                                    --------        --------
Operating expenses:
  Selling, general & admin. expenses                  55,592          51,975
  Management fee to general partner                      840             840
  Depreciation                                           915             862
  Amortization                                           499             488
                                                    --------        --------
    Total operating expenses                          57,846          54,165
                                                    --------        --------

     Income from ongoing operations                 $ 10,183        $  9,750
                                                    ========        ========


Net income for the quarter ended September 30, 1996, was $8.3 million compared with $7.8 million in 1995. The results for the third quarter of 1995 included $.3 million of operating income from Downey Glass which was divested on October 27, 1995. Excluding Downey, net income increased $.8 million or 10.4% over the third quarter of 1995.


Net sales increased $13.0 million or 8.4% over the third quarter of 1995, excluding Downey, resulting primarily from an increase in the volume of products sold due to strengthening in most product markets and the addition of new product lines and value-added services. Sales recorded in the third quarter of 1996 were $167.1 million compared with the third quarter of 1995 sales of $154.1 million, excluding divisions sold. Sales increases by business segment are as follows:


                                                           Sales Increase
                                                       ----------------------
                                                       Amount             %
                                                       ------           -----
       Industrial Services
          SIMCO divisions                           $  4.1 million      11.3 %
          Technology Services divisions                1.7 million       2.4 %
                                                    ------
                Total Industrial Services              5.8 million       5.4 %
       Hardware Merchandising                          7.5 million      34.1 %
       Glass Merchandising                             (.3)million      (1.1)%
                                                    ------
                Total Partnership                   $ 13.0 million       8.4 %
                                                    ======

The sales increase in the Hardware Merchandising segment includes approximately $3.0 million due to the acquisition of the retail division of Curtis Industries, Inc., ("Curtis") acquired in November 1995 by the Partnership's Hillman division. Excluding Curtis, sales increased 20.4% in the retail hardware segment in the third quarter comparison period.

The increase in sales in the SIMCO divisions is comprised of sales growth in inventory management services of $2.3 million or 32.0%, and in maintenance products of $1.8 million or 6.3%.

Cost of sales increased $8.6 million or 9.5% from the third quarter of 1995, due primarily to increased sales levels in the comparison period.

Gross margins were 40.7% in the third quarter of 1996 compared with 41.3% in the same period of 1995, comprised by business segment as follows:

                                                       3rd Quarter
                                                     ---------------
                                                     1996       1995
                                                     ----       ----
         Industrial Services
            SIMCO divisions                          60.5%      63.8%
            Technology Services divisions            26.7%      27.6%
                  Total Industrial Services          38.6%      39.6%
         Hardware Merchandising                      50.0%      53.2%
         Glass Merchandising                         39.4%      37.9%


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

Including the changes discussed above, S,G&A expenses as a percentage of sales in the comparison period, were as follows:
                                                               3rd Quarter
                                                             ---------------
                                                             1996       1995
                                                             ----       ----
         Selling Expenses                                    16.1%      15.9%
         Warehouse and Delivery Expenses                      6.7%       6.0%
         General and Administrative Expenses                 10.5%      11.8%
                                                             -----      -----
                  Total S,G&A Expenses                       33.3%      33.7%
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

Currently, the Partnership incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Partnership provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS #109"). Deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Partnership will be taxed as a corporation. The Partnership's provision for income taxes in the third quarter of 1996 decreased $.1 million from the third quarter of 1995 due primarily to the adjustment of prior-year state income tax provisions.

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

         Nine Months Ended September 30, 1996 and September 30, 1995


The following table of results from ongoing operations excludes from the nine months ended September 30, 1995, sales of $26.3 million and net results of operations of $.4 million from divisions sold.
                                                   (dollars in thousands)
                                                      Nine Months Ended
                                               -------------------------------
                                               September 30,     September 30,
                                                   1996               1995
                                               -------------     -------------
Net sales                                       $  489,517         $  455,501
Cost of sales                                      291,920            269,623
                                                ----------         ----------
  Gross profit                                     197,597            185,878
                                                ----------         ----------
Operating expenses:
  Selling, general & admin. expenses               166,059            154,148
  Management fee to general partner                  2,491              2,491
  Depreciation                                       2,684              2,531
  Amortization                                       1,449              1,481
                                                ----------         ----------
    Total operating expenses                       172,683            160,651
                                                ----------         ----------

     Income from ongoing operations             $   24,914         $   25,227
                                                ==========         ==========


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


Net sales increased $34.0 million or 7.5% over the first nine months of 1995, excluding Downey, resulting primarily from an increase in the volume of products sold due to strengthening in most product markets and the addition of new product lines and value-added services. Sales recorded in the first nine months of 1996 were $489.5 million compared with sales of $455.5 million in the first nine months of 1995, excluding divisions sold. Sales increases (decreases) by business segment are as follows:


                                                      Sales Increase (Decrease)
                                                      -------------------------
                                                      Amount                %
                                                      ------                -
          Industrial Services
             SIMCO divisions                         $  12.2 million      11.7 %
             Technology Services divisions               7.1 million       3.3 %
                                                     -------
                   Total Industrial Services            19.3 million       6.0 %
          Hardware Merchandising                        15.6 million      24.4 %
          Glass Merchandising                            (.9)million      (1.3)%
                                                     -------
                   Total Partnership                 $  34.0 million       7.5 %
                                                     =======

The sales increase in the Hardware Merchandising segment includes approximately $8.0 million which is due to the Curtis acquisition. The increase in sales in the SIMCO divisions is comprised of sales growth in inventory management services of $6.8 million or 36.7% and in maintenance products of $5.4 million or 6.3%.


The decline in sales volume in the Glass Merchandising segment is attributable to the discontinuation of certain product lines and markets served accounting for $.7 million of the sales decline and a decrease in wholesale glass, contract, brokerage and other product line sales of $1.4 million, offset by an increase in retail glass sales of $1.2 million, or almost 4%.


Cost of sales increased $22.3 million or 8.3% from the first nine months of 1995, due primarily to increased sales levels in the comparison period.

Gross margins were 40.4% in the first nine months of 1996 compared with 40.8% in the same period of 1995, comprised by business segment as follows:

                                                            Nine Months
                                                            -----------
                                                         1996       1995
                                                         ----       ----
         Industrial Services
            SIMCO divisions                              61.4%      64.8%
            Technology Services divisions                26.7%      27.2%
                  Total Industrial Services              38.6%      39.4%
         Hardware Merchandising                          49.9%      52.3%
         Glass Merchandising                             38.0%      36.6%

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

Including the changes discussed above, S,G&A expenses as a percentage of sales in the comparison period, were as follows:
                                                             Nine Months
                                                             -----------
                                                           1996      1995
                                                           ----      ----
         Selling Expenses                                  16.3%     16.1%
         Warehouse and Delivery Expenses                    6.5%      6.0%
         General and Administrative Expenses               11.1%     11.7%
                                                           -----     -----
                  Total S,G&A Expenses                     33.9%     33.8%
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

Currently, the Partnership incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Partnership provides for deferred income taxes as determined in accordance with SFAS #109. Deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Partnership will be taxed as a corporation. The Partnership's provision for income taxes in the first nine months of 1996 decreased $.7 million from the first nine months of 1995 due to the recording of the following: a $.3 million deferred income tax benefit relating to book/tax differences in the Partnership's casualty loss insurance program, a $.2 million favorable adjustment to prior year's state income tax provisions and to a $.2 million reduction in the foreign income tax provision.

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

The Partnership's cash position of $1.7 million as of September 30, 1996, decreased $4.2 million from the balance at December 31, 1995. Cash was provided during this period primarily from operations in the amount of $20.6 million. Cash was used during this period predominantly for distributions to the general and limited partners, capital expenditures, repayment of credit facilities and other items in the amounts of $20.5 million, $2.7 million, $.7 million and $.9 million, respectively.

The Partnership's working capital position of $101.5 million at September 30, 1996, represents an increase of $5.6 million from the December 31, 1995 level of $95.8 million. The increase is attributable to reinvestment in working capital of $4.1 million, a decrease in distributions payable to partners of $5.9 million, a decrease in management fee payable to the General Partner of $.8 million and working capital from acquisitions of $.6 million, offset by an increase in accrued interest on senior notes of $1.6 and decrease in cash of $4.2 million. The Partnership's current ratio increased to 2.14 at September 30, 1996 from the December 31, 1995 level of 2.11.

As of September 30, 1996, the Partnership's total debt as a percentage of its consolidated capitalization is 40.8% compared with 43.1% as of September 30, 1995.

The Partnership anticipates spending approximately $3.5 million for capital expenditures for the full year 1996, primarily for machinery and equipment.

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

Effective May 1, 1996, the Partnership increased its monthly Class B tax-related cash distribution from $.02 to $.03 per Class B interest and expects this tax distribution rate to continue for the balance of 1996 to assist the holders of Class B interests in meeting their 1996 estimated tax obligations.

See Item 3 - Legal Proceedings of Form 10-K dated December 31, 1995, and Part II, Item 1 of Forms 10-Q dated March 31 and June 30, 1996 and Note 6 of Notes to Consolidated Financial Statements, for the description of a lawsuit with respect to the sale of the Partnership's Dorman Products Division. Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Partnership's business. Those legal proceedings incidental to the business of the Partnership are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Partnership.



Acquisitions


On April 11, 1996, the Partnership's Industrial Services segment, through its Warren Fluid Power Division, purchased certain assets of Hydraulic Depot, Inc. of Reno, Nevada for an aggregate purchase price of $.7 million. Annual sales of Hydraulic Depot, Inc. are approximately $2.5 million. This acquisition expands Warren's previous geographic markets.

Other


On June 12, 1996, the Board of Directors of the Partnership's General Partner authorized management to proceed with the development of a plan to recapitalize and convert the limited partnership into a corporation. The Board also appointed a special committee of disinterested directors to review, evaluate and reach a determination with respect to the terms of the proposed recapitalization. The Special Committee will then make a recommendation to the Board with respect to the proposal. Pursuant to the Board's authorization, the Special Committee has appointed Smith Barney, Inc. as financial advisor and Dechert Price & Rhoads as legal counsel to assist the committee with its work. It is expected that the general partner and holders of Class A and B limited partnership interests of SunSource will receive securities of a newly formed corporation, although the type and amount of securities has not yet been determined. Once the proposal is approved by the Board, a proxy statement will be sent to the partners describing the plan and soliciting their approval.

                                     PART II


                                OTHER INFORMATION




Items 1-6  -  None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 SUNSOURCE L.P.










BY:__________________________                 BY___________________________
    Joseph M. Corvino                            John J. Dabrowski
    Vice President - Finance                     Controller
    Chief Financial Officer                      (Chief Accounting Officer)




DATE:  March 7, 1997