Form 10-K
period 1996-12-31
SUNSOURCE LP
filed 1997-03-26
CIK 807396

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1996

Commission file number 1-9375


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
YES   X  .     NO      .
   ------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.          X
                                     ---

                                     PART I



Item 1 - Business.
------------------

General
-------

SunSource L.P., a Delaware limited partnership (the "Partnership"), through its subsidiary limited partnership, SDI Operating Partners, L.P. (the "Operating Partnership"), is one of the largest wholesale distributors of industrial products and services in the United States. Since January 1987, the business of the Partnership and the Operating Partnership has been managed by SDI Partners I, L.P. (the "General Partner"), a limited partnership whose general partner is Lehman/SDI, Inc. ("Lehman/SDI"), formerly known as Shearson/SDI, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Lehman Brothers Holdings, Inc. ("Lehman Holdings"). The General Partner owns 1% of the Partnership and 1% of the Operating Partnership. All of the limited partnership interests in the General Partner are beneficially owned by members of management of the Partnership and the Operating Partnership (current and former executive officers, the "Management Employees").

The current organization consists of a headquarters and three business segments comprised of twelve operating divisions, as follows:


                                                                Principal                        Year Acquired/
                                                                Location                           Organized
                                                              -------------                      --------------

         SunSource Headquarters                               Phila., Pa.                              1975

         Industrial Services Segment                          Chicago, Il.                             1996

            Sun Inventory Management Company ("SIMCO") Divisions
                  - Kar Products                              Chicago, Il.                             1977
                  - A&H Bolt & Nut Company                    Windsor, Ontario                         1989
                  - SIMCO/Special-T-Metals                    Lenexa, Ks.                              1992/1981

            Sun Technology Services Divisions
                  - Walter Norris                             Rosemont, Il.                            1976
                  - J.N. Fauver Company                       Madison Heights, Mi.                     1978
                  - Warren Fluid Power                        Denver, Co.                              1987
                  - Air-Dreco                                 Houston, Tx.                             1988
                  - Activation                                Birmingham, Al.                          1991

            International
                  - Hydra Power de Mexico                     Tlalnepantla, C.P., Mexico               1992
                  - SIMCO de Mexico                           Mexico City, Mexico                      1992

         Hardware Merchandising Segment
                  - Hillman                                   Cincinnati, Oh.                          1982

         Glass Merchandising Segment
                  - Harding Glass                             Kansas City, Mo.                         1980

                                        2

------------------

On December 11, 1996, the Board of Directors of Lehman/SDI, approved management's plan to restructure its Technology Services divisions and its Glass Merchandising business. During the fourth quarter of 1996, the Partnership recorded a $6.0 million restructuring charge related to the integration and consolidation of its five domestic Technology Services divisions and the write-off of certain non-performing assets in the Glass Merchandising segment. The restructuring plan is expected to result in the elimination of 175 employees in the Technology Services divisions by December 31, 1998, through integration of its finance, administration, purchasing, warehousing and service center functions. Redeployment of the Partnership's assets in its Glass business will focus management's attention on strategic growth in the retail sector. See Note 1 of Notes to Consolidated Financial Statements.

In November 1995, the Operating Partnership's Hillman division acquired the retail hardware business of Curtis Industries for $8.0 million. Annual sales of Curtis' Retail division are approximately $11 million. The acquisition of Curtis significantly expanded Hillman's position as a supplier of goods and services to the hardware home center market where Curtis has concentrated much of its attention. In addition, the Curtis product line can now be offered to Hillman's present customer base. This acquisition continues Hillman's long-term growth strategy to become a major provider of products and services to all segments of the Hardware merchandising business.

On April 11, 1996, the Partnership's Industrial Services Segment, through its Warren Fluid Power Division, purchased certain assets of Hydraulic Depot, Inc. of Reno, Nevada, for a aggregate purchase price of $.7 million. Annual sales of Hydraulic Depot, Inc., are approximately $2.5 million. This acquisition expands Warren's previous geographic markets.

The Operating Partnership sold the Electrical Products Group divisions on December 5, 1994, the Dorman Products division on January 3, 1995, and the Downey Glass division on October 27, 1995 (the "divested operations or divisions sold"), as listed below:


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

         Dorman Products Division                         Warsaw, Ky.

         Downey Glass Division                            Los Angeles, Ca.


For the year ended December 31, 1996, the Partnership had net sales of approximately $649 million, with the largest operating division contributing approximately $164 million.

------------------

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

Presidents of the Partnership's operating divisions exercise broad discretion in the conduct of their businesses, including responsibility for the management of their suppliers, customers and employees. Strong formal and informal planning and monitoring functions are performed by the General Partner, and the individual presidents of operating units are evaluated against the financial and non-financial goals established jointly each year with the General Partner. A substantial portion of each president's compensation is tied to the performance of his division against its annual plan. Also, certain presidents can earn substantial deferred compensation for maintaining the results of their operations in the upper quartile within their segment of the industrial distribution industry. Management believes that much of the Partnership's prior success has been the result of fostering and perpetuating the entrepreneurial drive of operating management.

The Partnership evaluates on an ongoing basis the performance and prospects of each of its operating divisions in light of the Partnership's overall business strategy.

Acquisition Strategy
--------------------

Since its inception in 1975, the business of the Partnership has grown primarily through acquisitions of existing distribution companies. The acquisition strategy has expanded the Partnership's operations, both geographically and in the number and type of products and services offered. The Partnership evaluates companies that have developed attractive product/market niches and have demonstrated their ability to achieve high returns on invested capital. The Partnership looks for companies with strong management capabilities and stable growth patterns. Prior to making certain acquisitions, an extensive operational review is performed by an external consulting firm. Prior to most acquisitions, certain agreed upon procedures are performed by internal and external auditors.

In accordance with the terms of its credit agreements, the Partnership was not permitted to make acquisitions in 1994. Acquisition spending amounted to $8.0 million and $.7 million in 1995 and 1996, respectively. See Notes 5, 8 and 9 of Notes to Consolidated Financial Statements.

As the result of an analysis of strategic alternatives by the Partnership, the Partnership sold the non-strategic businesses described above in 1994 and 1995. Through the sale, the Partnership strengthened its balance sheet and positioned itself to resume its acquisition program by focusing on businesses which fit its current strategic plan. The Partnership has authorized spending of up to $15.0 million per year for acquisitions in accordance with the terms of its credit agreements.

Products and Services
---------------------

Excluding the divested operations discussed previously, the Partnership provides distribution and value-added services related to over 1,300 product lines. Such value-added services are typically provided to the Partnership's customers on a non-fee basis and are an integral component of the Partnership's marketing strategy. These products and services are provided in three main business segments: (1) industrial services which consist of inventory management, engineering and integrated supply services to industrial businesses through sales of products such as fasteners (nuts, bolts, screws, etc.), hydraulic, pneumatic and electronic systems and parts; (2) hardware merchandising services through sales of fasteners and related products to hardware and home center retail stores; and (3) glass merchandising consisting of installation and repair through sales of glass products such as large sheet glass, auto glass, insulated glass, mirrors and specialty glass. The average single sale during the year ended December 31, 1996, was approximately $297.

Inasmuch as the Partnership is principally providing distribution and related services, most of the products sold are manufactured by others. However, several divisions sell a majority of their products under their own labels. In some cases, most notably through its Technology Services divisions, the Partnership assembles products or designs systems to the specifications of the end-users and performs related product repairs. Through its Glass Merchandising Segment, the Partnership produces insulated glass units according to customer specifications. In addition, many of the products which the Partnership distributes are purchased by the Partnership in bulk and subsequently repackaged in small quantities.

The Partnership regularly uses a large number of suppliers and has long-term relationships with many of them. Most items which the Partnership distributes are purchased from several sources, and the Partnership believes that the loss of any single supplier would not significantly affect the operations of the Partnership viewed as a whole. No single supplier accounted for more than 5% of the Partnership's purchases for the year ended December 31, 1996.

The following table shows the percentages of consolidated net sales reported for the years ended December 31, 1996, 1995, and 1994 derived from the Partnership's current business segments, excluding divisions sold:

                                                         Percentage of Consolidated Net Sales for
                                                                  Year Ended December 31,
                                                      ---------------------------------------------------

Business Segment                                       1996                  1995                   1994
-------------------                                   ------                ------                 -----
Industrial Services
    Technology Services                                46.1%                 47.6%                  46.6%
    Inventory Management                               24.1%                 23.0%                  22.9%
                                                      ------                ------                 ------
         Total Industrial Services                     70.2%                 70.6%                  69.5%
Hardware Merchandising                                 15.9%                 14.1%                  13.1%
Glass Merchandising                                    13.9%                 15.3%                  17.4%
                                                      ------                ------                 ------

                                                      100.0%                100.0%                 100.0%
                                                      ======                ======                 ======

                                       5

Marketing
---------

While the Partnership sells across three business segments (industrial services, hardware merchandising and glass merchandising), a substantial portion of its sales is industrially based, and sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States. However, risks and economic changes in the marketplace demand a customer-based focus on value-added services which vary by business segment. The principal markets for the Partnership's products and services by business segment, as determined by management are as follows:


         Maintenance and Repair Markets and Original Equipment Manufacturers
         -------------------------------------------------------------------

         Customers in this market are served by the divisions in the Industrial Services segment. These customers include diverse industrial plants and commercial establishments such as producers of automotive equipment, farm equipment, machine tools and a broad range of other equipment.


         Hardware Merchandising
         ----------------------

         This market is primarily comprised of retail hardware stores, home service centers, and lumberyards seeking merchandising services for hardware related products.


         Glass Merchandising
         -------------------

         This market is primarily comprised of individuals seeking automotive and residential glass replacement as well as commercial enterprises seeking glazing contractor services.



The Partnership has over 180,000 customers, the largest of which accounted for less than 5% of net sales for the year ended December 31, 1996. Each division maintains its own sales force which is compensated for the most part on a commission basis. The divisions' sales forces vary in size, the largest of which has approximately 740 sales people.

The Partnership's products and services are sold in all 50 states. While its Glass Merchandising segment sells in regional markets, the remaining two segments sell on a national scale. In general, fluid power products and technology services are sold primarily in the upper Midwest, Southeast, Southwest, Canada and Mexico; maintenance products and inventory management services are sold nationwide in the U.S., Canada, and Mexico; hardware merchandising products and services are sold nationally in the U.S. and Mexico; and glass merchandising products and services are sold primarily in the West, the Midwest, the Mid-Atlantic and the Southeast.

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


Employees
---------

As of December 31, 1996, the Partnership, through the Operating Partnership, employed 3,984 employees, of which 1,675 were sales personnel, 1,308 were employed as warehouse and delivery personnel, and 1,001 held administrative positions. The Operating Partnership has collective bargaining agreements with 5 unions representing a total of 80 employees. In the opinion of management, employee relations are good.


Backlog
-------

The Partnership's sales backlog excluding divested operations was $59,531,000 as of December 31, 1996, and $54,935,000 as of December 31, 1995. Normally, in the distribution business, orders are shipped within a week of receipt. On average, the Partnership's backlog is less than one month's sales.

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

Under existing tax law, pursuant to Section 7704 of the Code, if the Partnership remains a publicly traded partnership, it would be treated as a corporation for tax purposes beginning in fiscal year 1998. Section 469 would then be inapplicable to the limited partners' treatment of income or credits attributable to the Partnership. The income of the Partnership would be taxed to it as a separate entity, and any losses of the Partnership would not be deductible by limited partners. This tax at the corporate level would reduce the amount distributable to partners and cash distributions to limited partners would be taxed at the individual level as dividends to the extent of earnings and profits. See Part II, Item 5, Market for Registrant's Partnership Interests and Related Matters - Partnership Tax Status.

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

Conversion to Corporate Form
----------------------------

On December 11, 1996, the Partnership announced the terms of a plan to convert from its current limited partnership structure to a taxable C corporation, which must be approved by a majority of the holders of the Class A and Class B interests unaffiliated with the General Partner, each voting separately as a class (the "Conversion"). The Conversion will be effected through the formation of a new corporation, SunSource Inc. (the "Corporation"), of which the Operating Partnership would be a wholly-owned subsidiary partnership. On December 30, 1996, and amended thereafter, the Partnership filed a preliminary proxy statement with the U.S. Securities and Exchange Commission (the "SEC") relating to the proposed transaction. Review by the SEC and mailing of the proxy statement are pending.


Item 2 - Properties.
--------------------

The Partnership currently has approximately 200 warehouse and stocking facilities located throughout the United States, Canada and Mexico. Most of these include sales offices. Approximately 16% of these facilities are owned and the remainder are leased. The Partnership's principal properties are warehouse facilities used by the Operating Partnership, as follows:

   Division                 Location                     Description
   --------                 --------                     -----------

   Hillman               Cincinnati, Ohio             190,000 sq.ft. (leased)
   Harding Glass         Denver, Colorado             184,000 sq.ft. (owned)
   Kar Products          Itasca, Illinois              80,000 sq.ft. (owned)

In the opinion of management, the Partnership's existing facilities are in good condition.

Item 3 - Legal Proceedings.
---------------------------

A civil complaint was filed by Dorman Products of America, Ltd. ("Dorman"), a subsidiary of R&B, Inc. ("R&B"), against the Operating Partnership, in the United States District Court for the Eastern District of Pennsylvania on February 27, 1996, alleging misrepresentation of certain facts by the Operating Partnership upon which R&B allegedly based their offer to purchase the assets of the Dorman Products division of the Operating Partnership. The complaint sought damages of approximately $21 million. The Operating Partnership moved to dismiss for lack of jurisdiction and the complaint was withdrawn. On April 25, 1996, the Partnership filed an action against Dorman and R&B in the Court of Common Pleas of Montgomery County, Pennsylvania, alleging breach of contract, intentional interference with contractual relations and negligence and requesting a declaratory judgment that the Operating Partnership did not make any misrepresentations in connection with the sale of the division. Dorman and R&B have counterclaimed making the same allegations which were made in the original complaint.

On January 16, 1997, a holder of B Interests filed a purported class action in the Delaware Court of Chancery seeking to enjoin the Conversion on the terms proposed as well as an order requiring the defendants to account to the plaintiff and the class for damages and requiring the General Partner or its affiliates to hold the consideration received in trust pending a determination of the amounts properly attributable to the General Partner's interest. Defendants named in the complaint are the Partnership, the Corporation, the General Partner, Lehman/SDI, Lehman Holdings, and all of the directors of Lehman/SDI. The complaint alleges that the terms of the Conversion unfairly transfer substantial equity to the General Partner to the detriment of the B Interests and constitute a breach of fiduciary duty. A second complaint containing substantially identical allegations was filed by a limited partner in the Delaware Court of Chancery on February 11, 1997. The defendants believe the complaints are without merit and intend to vigorously defend themselves.

In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Partnership.


Item 4 - Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

Not applicable.

                                     PART II



Item 5 - Market for Registrant's Partnership Interests and Related Matters.
---------------------------------------------------------------------------

  Market Prices
  -------------

The Class A Interests and Class B Interests trade separately on the New York Stock Exchange under the symbols SDP and SDPB, respectively.

The following table shows the quarterly range of high and low closing sales prices for the Class A and Class B Interests separately for the periods indicated.

                                                   CLOSING SALES PRICE
                                                   -------------------
                                      1996                                1995
                                ----------------------       ----------------------------
                                 HIGH              LOW             HIGH              LOW
                                 ----              ---             ----              ---
Class A Interests
First Quarter                  $11 3/4           $11 1/4          $10 3/4           $10 1/4
Second Quarter                  11 1/2            10 7/8           11                10 3/8
Third Quarter                   11 1/8            10 3/8           11 3/8            10 3/4
Fourth Quarter                  11 1/4            10 1/4           11 3/8            10 7/8

Class B Interests
First Quarter                  $ 5 1/8           $ 4              $ 4 3/4           $ 4
Second Quarter                   4 1/2             4                4 3/8             4
Third Quarter                    4 1/2             4 1/4            4 7/8             4
Fourth Quarter                   4 5/8             4 1/8            5 1/8             4 1/2


The total number of Class A Interests outstanding as of December 31, 1996 and 1995, was 11,099,573. The total number of Class B Interests outstanding as of December 31, 1996 and 1995 was 21,675,746. The total number of Class A and Class B Interest holders as of December 31, 1996 and 1995 was approximately 13,560 and 14,082, respectively.

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

-----------------------------

The Priority Return and Class B Tax Distribution are required to be paid to the extent cash is available for distribution and accumulate until paid. To the extent that the Priority Return and Class B Tax Distribution have not been paid on a cumulative basis, management fees due the General Partner will be deferred, and will be paid, together with any management fees then owed with respect to any other year, after the Priority Return and Class B Tax Distribution have been paid. If cash available for distribution exceeds the amount necessary to pay the Priority Return and Class B Tax Distribution, the General Partner may make additional discretionary distributions to the holders of Class B Interests, provided that no distribution, except the Class B Tax Distribution, may be made to holders of the Class B Interests if, after such distribution, such holders' capital accounts with respect to their Class B Interests would be below $.50 on a per Interest basis.

The Partnership paid Priority Return distributions of $1.10 per Class A Interest in 1996 and 1995. For 1996, the Class B Tax Distribution amounted to $7.7 million or $.35 per Class B Interest which was partially paid in the amount of $.02 per Class B interest per month for the period January through April 1996 and in the amount of $.03 per month for the period May through December 1996. On March 31, 1997, the Partnership will distribute the balance of the tax distribution due of $.0265 per Class B Interest to holders of record for the entire year.

The Partnership suspended the payment of monthly advance Class B Tax Distributions effective January 1, 1997 through March 31, 1997, pending the conversion to corporate form. Due to the delay in completion of the proposed corporate conversion, the Partnership intends to resume payment of monthly advance Class B tax distributions in April 1997 in the amount of $.03 per B Interest. On March 20, 1997, the Partnership declared a B tax distribution in the amount of $.03 per B Interest payable April 30, 1997, to holders of record April 1, 1997. The Partnership intends to pay this monthly rate to Class B holders until the effective date of the conversion since it expects to allocate sufficient Class B taxable income in the shortened tax year from January 1, 1997, through the effective date to require the B tax distribution payment. The balance of the required 1997 Class B tax distribution, if any will be paid on or before March 31, 1998.

For 1995, the Class B Tax Distribution amounted to $14.8 million or $.67 per Class B Interest which was partially paid in the amount of $.02 per Class B interest per month for the period January through December 1995 along with a partial distribution of $.15 on April 10, 1995, to holders of record on December 30, 1994, related to the taxable gain on the sale of Dorman Products. The monthly tax distributions were paid to holders of record on the first day of each month during 1995 and aggregated $.24 per Class B interest for the full year 1995. On March 29, 1996, the Partnership distributed the balance of the tax distribution due of $.2795 per Class B Interest, as follows: $.1745 to holders of record on December 30, 1994 for the balance due on the taxable gain on the sale of Dorman Products; $.0020 per month to holders of record of Class B Interests on the first day of the month during January through December 1995 for the balance due on ordinary taxable income; and $.0814 to holders of record on September 29, 1995 related to the taxable gain on the sale of Downey Glass on October 27, 1995.

Taxable Income Allocations
--------------------------

Income taxes with respect to the Class A and Class B Interests are payable by limited partners based upon the allocation of taxable income or loss pursuant to the provisions of the Partnership Agreement. The allocation is made on a monthly basis to the holders of record on the first day of each month. For 1996, federal taxable income (ordinary income) was allocated to each Class A Interest in the amount of $.0917 per month or an aggregate of $1.10 for the entire year. Federal taxable income allocated to each Class B interest in 1996 amounted to ordinary income of $.70. For 1995, federal taxable income (ordinary income) was allocated to each Class A Interest in the amount of $.0917 per month or an aggregate of $1.10 for the entire year. Federal taxable income allocated to each Class B Interest in 1995 amounted to ordinary income of $.5326 and capital gains of $1.1597 of which $.9273 was related to the sale of Dorman Products on January 3, 1995 and $.2324 was related to the sale of Downey Glass on October 27, 1995.


Capital Accounts
----------------

The Class A capital account (as defined in the Partnership Agreement) was $10.00 per Class A Interest as of December 31, 1996 and 1995. The Class B Capital Account (as defined in the Partnership Agreement) at December 31, 1996 and 1995, was approximately $2.89 and $2.54 per Class B Interest, respectively.


Partnership Tax Status
----------------------

As previously stated, after December 31, 1997, the Partnership will be taxed as a corporation for federal income tax purposes. Management has proposed conversion of the Partnership to corporate form. (See Item 1 - Conversion to Corporate Form.) However, if the Partnership remains a limited partnership, the effect of the change in taxation will result in the Partnership paying a corporate income tax at the Partnership level. Therefore, in accordance with the Partnership Agreement, the Partnership's income will not be allocated for tax purposes to the partners as is currently being done, and limited partners will pay taxes only on distributions from the Partnership, if any. Additionally, in accordance with the Partnership Agreement, the Partnership would no longer make tax distributions with respect to Class B limited partnership interests. Accordingly, a decision on whether any other distribution will be made with respect to the Class B interests is solely within the discretion of the General Partner. Based on current operations, it is likely that cash will be retained in the Partnership to fund its acquisition program and partnership requirements. If the Partnership remains a limited partnership, payment of the Priority Return distribution is expected to continue to the Class A interests in the amount of $.0917 per month to each Class A interest to aggregate $1.10 annually.

Item 6 - Selected Financial Data.
---------------------------------


The following table sets forth selected consolidated financial data of the Partnership as of and for the five years ended December 31, 1996. Data for all periods shown are derived from financial statements of the Partnership which have been audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their reports thereon. See accompanying Notes to Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for acquisitions and divestitures that affect comparability.

                           (dollars in thousands, except per partnership interest amounts)


Income Statement Data for Years               1996              1995              1994              1993             1992
Ended December 31:                          -------------------------------------------------------------------------------

Net sales                                   $649,254          $628,935          $735,861         $655,707          $612,052
Income from operations                        24,452            31,302            37,759           28,975            29,712
Gain on Sale of Divisions                         --            20,644             3,523               --                --
Provision (Benefit) for income taxes          (1,140)              537               100              869               493
Income before extraordinary loss
  and cumulative effect of change
  in accounting principle                     19,267            44,745            29,544           18,506            17,691

Extraordinary loss                                --              (629)               --               --            (3,434)

Cumulative effect on prior years
  of change in accounting
  principle                                       --                --                --               --               822

Net income                                    19,267            44,116            29,544           18,506            15,079

Earnings per limited partnership interest:
Income before extraordinary loss
  and cumulative effect of change
  in accounting principle
  - Class A                                    $1.10             $1.10             $1.10            $1.10             $1.10
  - Class B                                    $ .32             $1.48             $ .79            $ .28             $ .25

Extraordinary loss
  - Class A                                    $  --             $  --             $  --            $  --             $  --
  - Class B                                    $  --             $(.03)            $  --            $  --             $(.16)

Cumulative effect on prior years
  of change in accounting principle
  - Class A                                    $  --             $  --             $  --            $  --             $  --
  - Class B                                    $  --             $  --             $  --            $  --             $ .04

Net income
  - Class A                                    $1.10             $1.10             $1.10            $1.10             $1.10
  - Class B                                    $ .32             $1.45             $ .79            $ .28             $ .13

Cash provided by operations                 $ 23,298          $ 17,050          $ 17,704         $ 23,571           $27,056

Cash distributions declared per
  limited partnership interest
  - Class A                                    $1.10             $1.10             $1.10            $1.10             $1.10
  - Class B                                    $ .33             $ .67             $ .49            $ .27             $ .13


Balance Sheet Data at December 31:


Total assets                                $262,555          $254,591          $266,186         $273,493          $261,588
Long-term debt and capitalized
  lease obligations                           69,043            63,934            74,781          104,185           115,503

                                       14

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


General

The Partnership is a publicly held master limited partnership operating in the wholesale industrial distribution industry through a subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). The Partnership consists of a headquarters operation and three business segments which are Industrial Services, Hardware Merchandising and Glass Merchandising.

The Partnership's Industrial Services segment is comprised of the Sun Inventory Management ("SIMCO") divisions and the SunSource Technology Services divisions. The SIMCO divisions are Kar Products, A&H Bolt, SIMCO/Special-T-Metals and SIMCO de Mexico. The SIMCO divisions provide maintenance products and inventory management services to both original equipment manufacturers and maintenance and repair facilities, including in-plant systems. SunSource Technology Services, formerly the Fluid Power group, is comprised of Activation, Air-Dreco, J.N. Fauver Co., Hydra-Power de Mexico, Walter Norris and Warren Fluid Power. The Technology Services divisions provide fluid power products, engineering design, and equipment repair services to a wide variety of industrial customers.

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


Conversion to Corporate Form

On December 11, 1996, the Partnership announced the terms of a plan to convert from its current limited partnership structure to a taxable C corporation, which must be approved by a majority of the holders of the Class A and Class B interests unaffiliated with SDI Partners I, L.P., the General Partner, each voting separately as a class. In connection with the conversion of the partnership to corporate form, the Partnership intends to refinance its outstanding long-term debt. The conversion and refinancing transaction will be effected through the formation of a new corporation, SunSource Inc., of which the Operating Partnership would be a wholly-owned subsidiary partnership. On December 30, 1996, and amended thereafter, the Partnership filed a preliminary proxy statement with the U.S. Securities and Exchange Commission (the "SEC") relating to the proposed transaction. Review by the SEC and mailing of the proxy statement are pending.

The Partnership has recorded $2.1 million of transaction costs related to the proposed conversion as of December 31, 1996 and anticipates spending an additional $1.5 million of transaction costs in 1997 to complete the conversion process. See Note 1 of Notes to Consolidated Financial Statements for a discussion of the accounting recognition of these costs.

Sale of Certain Divisions

The Operating Partnership sold its Downey Glass division on October 27, 1995, its Dorman Products division on January 3, 1995 and its three Electrical Group divisions on December 5, 1994, for an aggregate cash consideration, net of expenses, of approximately $70.6 million (subject to certain post-closing adjustments) and the assumption of certain liabilities. The proceeds from these divestitures were used to reduce debt and for general Partnership purposes, including acquisitions for integration with its remaining businesses.

Sales from the divested divisions aggregated $ 29.1 million for the year ended December 31, 1995, $177.1 million for the year ended December 31, 1994, and $162.3 million for the year ended December 31, 1993. Income contributions from these divisions aggregated $.3 million or $.01 per Class B interest in 1995, $8.6 million or $.39 per Class B interest in 1994, and $6.6 million or $.30 per Class B interest in 1993.



Acquisitions

On April 11, 1996, the Partnership's Industrial Services segment, through its Warren Fluid Power division, purchased certain assets of Hydraulic Depot, Inc. of Reno, Nevada for an aggregate purchase price of $.7 million. Annual sales of Hydraulic Depot, Inc. are approximately $2.5 million. This acquisition expands Warren's previous geographic markets.


On November 13, 1995, the Partnership's Hardware Merchandising segment, through its Hillman division, purchased certain assets of the Retail Division of Curtis Industries of Eastlake, Ohio for an aggregate purchase price of $8.0 million and the assumption of certain liabilities. The Curtis Retail operation was integrated with the Hillman division. Curtis' sales were $1.6 million from the acquisition date through December 31, 1995 and approximately $11.0 million for the twelve months ended December 31, 1996.


Results of Operations

         Market Developments
         --------------------

In 1996, the Industrial Services and Hardware Merchandising segments continued to expand as a result of economic strength in most product markets and the addition of new product lines and value-added services. However, the Glass business has experienced a decline in sales volume primarily attributable to the discontinuation of certain product lines and markets served and competitive pressures from major glass manufacturers who have more aggressively pursued the wholesale distribution business in recent years. This decline has been partially offset by real growth in Harding's retail glass business, it's primary strategic focus. Growth in the retail glass business is expected to continue, complemented by internal expansion and acquisition growth opportunities.

Operating expense control and liquidity in working capital investment allows the operating divisions to respond quickly to market conditions affected by economic recession or growth. Management will continue to respond to changing market conditions.

         Restructuring Charges
         ---------------------

On December 11, 1996, the Board of Directors of Lehman/SDI approved management's plan to restructure its Technology Services divisions and its Glass Merchandising business. During the fourth quarter of 1996, the Partnership recorded a $6.0 million restructuring charge, of which only $.2 million was paid in cash by December 31, 1996, related to the integration and consolidation of its five domestic Technology Services divisions and the write-off of certain non-performing assets in the Glass Merchandising segment. The restructuring plan is expected to result in the elimination of 175 employees in the Technology Services divisions by December 31, 1998, and is expected to produce net annualized cost savings of approximately $5.0 million per year upon its completion. See Note 1 of Notes to Consolidated Financial Statements for the accounting recognition of the restructuring charges.

         Operating Results Excluding Divisions Sold
         ------------------------------------------

As previously stated, the Operating Partnership sold certain divisions in 1994 and 1995. In order to provide an analysis of the results of ongoing operations, the sales, gross profit and operating expenses of these divisions have been excluded from the following discussion of results of operations. The table below reflects the results from ongoing operations of the Partnership for each year:

                                                                       (dollars in thousands)
                                                                1996             1995              1994
                                                               ------           ------            ------
Net sales                                                     $649,254          $599,865         $558,754
Cost of sales                                                  386,251           355,004          331,609
                                                              --------          --------         --------
  Gross profit                                                 263,003           244,861          227,145
                                                              --------          --------         --------

Operating expenses:
  Selling, general & admin. expenses                           221,574           205,180          189,252
  Management fee to general partner                              3,330             3,330            3,330
  Depreciation                                                   3,623             3,358            3,249
  Amortization                                                   1,924             1,961            2,143
                                                              --------          --------         --------
    Total operating expenses                                   230,451           213,829          197,974
                                                              --------          --------         --------
Restructuring charges                                            5,950                --               --
Transaction costs                                                2,150                --               --
                                                              --------          --------         --------
     Income from operations                                   $ 24,452          $ 31,032         $ 29,171
                                                              ========          ========         ========


         Years Ended December 31, 1996 and 1995
         --------------------------------------

Net income for the year ended December 31, 1996 was $19.3 million compared with $44.1 million in 1995. As previously mentioned, 1996 results included a $4.9 million charge (net of $1.1 million in deferred tax benefits), related to the restructuring of the Technology Services and Glass Merchandising divisions and a $2.1 million charge for transaction costs associated with the conversion to a C corporation. The 1995 results included a combined gain of $20.6 million from the sale of the Downey Glass division in October 1995 and the Dorman Products division in January 1995. Results for 1995 also included a $.6 million charge related to the early retirement of debt and $.3 million of operating income from Downey Glass. Excluding these non-recurring items, net income for 1996 amounted to $26.3 million or 10.5% above the comparable 1995 earnings of $23.8 million.

Net sales increased $49.4 million or 8.2% over 1995 resulting primarily from an increase in the volume of products sold due to continued strengthening in existing product markets as well as additional market penetration from new product lines and value-added services. Sales recorded in 1996 were $649.3 million compared with 1995 sales of $599.9 million, excluding divisions sold. Sales increases (decreases) by business segment are as follows:

                                                           Sales Increase (Decrease)
                                                           -------------------------
                                                           Amount                  %
                                                           ------                  -

    Industrial Services
       Technology Services                            $  13.6 million              4.8 %
       Inventory Management                              18.2 million             13.1 %
                                                      -------
             Total Industrial Services                   31.8 million              7.5 %
    Hardware Merchandising                               18.8 million             22.2 %
    Glass Merchandising                                  (1.2)million             (1.3)%
                                                      -------
             Total Partnership                        $  49.4 million              8.2 %
                                                      ========

The sales increase in the Hardware Merchandising segment includes approximately $11.0 million which is due to the Curtis acquisition and the balance of $7.8 million in growth from new accounts, expansion of existing product lines and market penetration of new product lines. The increase in sales in the SIMCO divisions is comprised of sales growth from new inventory management programs of $10.5 million or 42.9% and in maintenance products of $7.7 million or 6.7%.

The decline in sales volume in the Glass Merchandising segment is attributable to the discontinuation of certain product lines and markets served, accounting for $.2 million of the sales decline and a decrease in wholesale glass, brokerage and other product line sales of $2.8 million, offset by an increase in retail glass sales of $1.8 million, or 4.2%.

Cost of sales increased $31.2 million or 8.8% from the twelve months ended December 31, 1995, due primarily to increased sales levels in the comparison period.

Gross margins were 40.5% in 1996 compared with 40.8% in 1995, excluding divisions sold, comprised by business segment as follows:

                                                       Year Ended December 31
                                                       -----------------------
                                                       1996              1995
                                                       ----              ----
    Industrial Services
       Technology Services                             26.7%             27.4%
       Inventory Management                            61.1%             64.5%
             Total Industrial Services                 38.6%             39.5%
    Hardware Merchandising                             50.8%             52.4%
    Glass Merchandising                                38.8%             35.9%


The erosion in gross margin in the SIMCO divisions is due mainly to competitive pricing pressures and changes in sales mix. Gross margins in the Hardware Merchandising segment decreased due to reduced packaging productivity levels and costs associated with integration costs for the Curtis acquisition and other business expansion programs.

Gross margins in the Glass Merchandising segment increased due primarily to improved purchasing management and better sales in retail glass which carries higher margins than the other product lines in this segment.

Selling, warehouse and delivery, and general and administrative ("S,G&A") expenses increased by $16.4 million or 8.0% over 1995, excluding divisions sold, comprised as follows: increased selling expenses of $7.4 million or 7.5%, supporting increased 1996 sales levels; increased warehouse and delivery expenses of $6.3 million or 17.2% due to the integration of the Curtis retail division, expansion programs by certain operating units, and the addition of seven large in-plant accounts in the SIMCO divisions; and increased general and administrative expenses of $2.8 million or 3.9% due primarily to cost containment efforts.

Excluding divisions sold, S,G&A expenses as a percentage of sales, were as follows:

                                                         Year Ended December 31
                                                        1996               1995
                                                        ----               ----
         Selling Expenses                               16.3%              16.4%
         Warehouse and Delivery Expenses                 6.6%               6.1%
         General and Administrative Expenses            11.2%              11.7%
                                                       ------              -----
                  Total S,G&A Expenses                  34.1%              34.2%
                                                       ======              =====


As calculated in accordance with the partnership agreement, the management fee due the General Partner is accrued in the amount of $3.3 million annually which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners.

Depreciation expense increased $.3 million in the comparison period due primarily to an increase in the depreciable fixed asset base.

Interest income decreased $.3 million in 1996 due primarily to the reduced investment of excess cash that was generated during the fourth quarter of 1994 and the first quarter of 1995 from divisions sold.

Interest expense decreased $.4 million in 1996 due primarily to reduced financing costs from the prepayment of senior notes on March 14, 1995, offset by higher interest expense from increased borrowing levels under the Partnership's revolving credit facility.

Other income increased $.3 million in the comparison period due primarily to lowered minority interest expense.

Currently, the Partnership incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Partnership provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS #109"). As currently calculated, deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Partnership will be taxed as a corporation.

The Partnership's provision for income taxes in 1996 decreased $1.7 million from 1995 due to the recording of the following: $.5 million deferred income tax benefit relating to book/tax differences in the Partnership's casualty loss insurance program, a $1.1 million deferred income tax benefit relating to book/tax differences from restructuring costs and a $.1 million favorable adjustment to prior year's state income tax provisions. See "Income Taxes" below for a discussion of the effect of the proposed conversion to corporate form on deferred income taxes.

The allocation of net income to the General Partner is based on the General Partner's 1% ownership interest in the profits of the Partnership. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Partnership. The net income allocation resulted in $1.10 of income per Class A limited partnership interest for the years ended December 31, 1996 and December 31, 1995; and $.32 of income per Class B limited partnership interest in 1996 compared with $1.45 of income per Class B interest for the year ended December 31, 1995. Income per Class B interest in 1996 was reduced by the restructuring charge, net of deferred tax benefits and transaction costs amounting to $.22 and $.10, respectively. Income per Class B interest for the twelve months ended December 31, 1995 included a combined gain of $.94 from the sale of the Dorman Products and Downey Glass divisions, an extraordinary loss of $.03 from the early extinguishment of debt and $.01 of income from the divested Downey Glass division. Excluding these non-recurring items, income per Class B interest was $.64 compared with $.53 in 1995, an increase of approximately 21%.

         Years Ended December 31, 1995 and 1994
         --------------------------------------

Net income for the year ended December 31, 1995 was $44.1 million including a combined gain of $20.6 million from the sale of the Dorman Products and Downey Glass divisions, compared with $29.5 million earned in 1994, which included a gain of $3.5 million from the sale of the Electrical Group divisions in December 1994. Results for 1995 also included a $.6 million charge related to the early retirement of debt and a reduction in net financing costs of almost $3.2 million from the prior year. 1994 net income included income from the Electrical Group of $4.1 million, from Dorman Products of $2.8 million, and from Downey Glass of $1.7 million. Excluding income contributions and gains from divisions sold, as well as the extraordinary loss on early extinguishment of debt, net income for 1995 amounted to $23.8 million or 36.7% above the comparable 1994 earnings of $17.4 million.

Net sales increased $41.1 million or 7.4% over 1994 resulting primarily from an increase in the volume of products sold due to strengthening in most product markets and significant growth from sales programs and services initiated since 1992. Substantially all of the Partnership's growth in revenues is related to increases in the volume of products sold. Excluding divisions sold, sales recorded in 1995 were $599.9 million compared with 1994 sales of $558.8 million. Sales increases (decreases) by business segment were as follows:

                                                            Sales Increase
                                                 -------------------------------
                                                      Amount                 %
                                                      ------                 -
     Industrial Services
        Technology Services                      $  25.0 million           9.6 %
        Inventory Management                        10.1 million           7.9 %
                                                 -------
              Total Industrial Services             35.1 million           9.1 %
     Hardware Merchandising                         11.9 million          16.3 %
     Glass    Merchandising                         (5.9)million          (6.1)%
                                                 -------
              Total Partnership                  $  41.1 million           7.4 %
                                                 =======

The decline in sales volume in the Glass Merchandising segment was primarily attributable to the discontinuation of certain product lines and markets served, resulting in a sales reduction of $5.0 million from 1994. On a comparable basis sales decreased $.9 million, or .9%, in the Glass Merchandising segment.

Cost of sales increased $23.4 million or 7.1%, due primarily to increased sales levels in the existing businesses in the comparison period.

Excluding divisions sold, gross margins were 40.8% in 1995 compared with 40.7% in 1994, comprised by business segment as follows:

                                                   Year Ended December 31
                                                -----------------------------
                                                1995                     1994
                                                ----                     ----
      Industrial Services
         Technology Services                    27.4%                     27.7%
         Inventory Management                   64.5%                     65.9%
               Total Industrial Services        39.5%                     40.3%
      Hardware Merchandising                    52.4%                     51.0%
      Glass Merchandising                       35.9%                     34.4%

Sales mix was the principal contributor to the changes in gross margins.

S,G&A expenses, excluding divisions sold, increased by $15.9 million or 8.4% over 1994, comprised as follows: increased selling expenses of $8.9 million or 9.9%, increased warehouse and delivery expenses of $3.2 million or 10.0% and increased general and administrative expenses of $3.9 million or 5.7%. The increase in S,G&A expenses supported increased 1995 sales levels and expansion programs by certain operating units.

Excluding divisions sold, S,G&A expenses, as a percentage of sales were as follows:

                                                     Year Ended December 31
                                                  -----------------------------
                                                   1995                   1994
                                                   ----                   ----
     Selling Expenses                             16.4%                   16.1%
     Warehouse and Delivery Expenses               6.1%                    5.7%
     General and Administrative Expenses          11.7%                   12.1%
                                                  -----                   -----
              Total S,G&A Expenses                34.2%                   33.9%
                                                  -----                   -----

The increase in S, G&A as a percentage of sales was due mainly to increased support payments, incentive programs and marketing efforts for the sales force.

The management fee due the General Partner is accrued in the amount of $3.3 million annually, as previously discussed.

Depreciation expense increased $.1 million in the comparison period due primarily to an increase in the depreciable fixed asset base at the remaining divisions of the Partnership.

Amortization expense decreased $.2 million in the comparison period due primarily to the expiration of non-compete agreements in the Glass Merchandising segment.

Interest income increased $.3 million in the comparison period due primarily to the investment of excess cash generated from divisions sold.

Interest expense decreased $2.6 million in the comparison period due to reduced financing costs of approximately $1.5 million from the prepayment of senior notes on March 14, 1995, and $1.1 million from reduced borrowing levels under the Partnership's revolving credit facility.

Other income was $.3 million for the twelve months ended December 31, 1995, compared to $1.7 million of other expense recorded in the 1994 comparison period. This change was primarily due to the favorable settlement of certain non-recurring insurance and legal matters in the 1995 period.

As previously stated, the Partnership incurs state, local and foreign income taxes and provides for deferred income taxes as determined in accordance with SFAS #109. The Partnership's provision for income taxes in 1995 increased $.4 million from 1994 due primarily to an increase in state taxes as a result of gains on divisions sold.

The allocation of net income, which was discussed previously, resulted in $1.10 of income per Class A limited partnership interest for the years ended December 31, 1995 and December 31, 1994; and $1.45 of income per Class B limited partnership interest in 1995 compared with $.79 of income per Class B interest for the year ended December 31, 1994. Income per Class B interest in 1995 included a combined gain of $.94 from the sale of the Dorman Products and Downey Glass divisions and an extraordinary loss of $.03 from the early extinguishment of debt. Income per Class B interest for the twelve months ended December 31, 1994 included a gain of $.16 on the sale of the Electrical Group divisions. Income per Class B interest for the twelve months ended December 31, 1995 and 1994 included $.01 and $.39, respectively, of income from divisions sold.



Liquidity and Capital Resources

Net cash provided by operations for the twelve months ended December 31, 1996 was $23.3 million, an increase of $6.2 million from the prior year level of $17.1 million. The Partnership's net interest coverage ratio (earnings before interest, taxes, gain on sale of divisions, and 1996 restructuring charges and transaction costs over net interest expense) improved to 4.81X in 1996 from the 1995 level of 4.56X.

The Partnership's cash position of $1.7 million as of December 31, 1996, decreased $4.2 million from the balance at December 31, 1995. Cash was provided during 1996 primarily from operations of $23.3 and borrowings under the bank credit agreement of $11.0 million. Cash was used during this period predominantly for distributions to the general and limited partners ($25.6 million), repayment of debt obligations ($6.4 million), acquisitions ($.7 million), capital expenditures ($4.3 million), repayments under other credit facilities($.1 million) and the purchase of life insurance ($1.4 million).

The Partnership's working capital position of $100.2 million at December 31, 1996, represents an increase of $4.4 million from the December 31, 1995 level of $95.8 million. The increase is primarily attributable to reinvestment in working capital of $2.7 million, a decrease in distributions payable of $5.4 million and acquired working capital of $.5 million related to the Hydraulic Depot acquisition, offset by a decrease in cash of $4.2 million. The Partnership's current ratio increased to 2.15 at December 31, 1996 from the December 31, 1995 level of 2.11.

On December 1, 1996 and 1995, the Operating Partnership paid scheduled principal repayments on its senior notes aggregating $6.4 million and $4.8 million, respectively. On March 14, 1995, the Partnership prepaid a portion of its senior notes in the amount of $14.2 million, including accrued interest thereon of $.4 million and a make-whole penalty of $.6 million. As of December 31, 1996, the Partnership's total debt as a percentage of its consolidated capitalization is 43.9% compared with 42.3% as of December 31, 1995.

The Partnership anticipates spending approximately $4.5 million for capital expenditures in 1997, primarily for machinery and equipment.

As of December 31, 1996, the Operating Partnership had $33.2 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through December 31, 1997. The Partnership had $11.0 million in bank borrowings outstanding at December 31, 1996 under the Bank Credit Agreement and $5.8 million outstanding representing letter of credit commitments. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes of which $.6 million USD was outstanding at December 31, 1996.

The Partnership was restricted from making acquisition investments in 1994 under the Senior Note and Bank Credit Agreements. The acquisition restriction in 1994 was a result of an amendment to the credit agreements executed in the first quarter of 1994 that eased certain coverage ratios and other financial requirements of the credit agreements. Acquisition spending amounted to $.7 million and $8.0 million in 1996 and 1995, respectively. Management intends to continue its acquisition strategy in 1997, with authorized spending of up to $15.0 million per year in the aggregate, to complement internal growth.

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

The Partnership suspended the payment of monthly advance B tax distributions effective January 1, 1997 through March 31, 1997, pending the conversion to corporate form. Due to the delay in completion of the proposed corporate conversion, the Partnership intends to resume payment of monthly advance Class B tax distributions in April 1997 in the amount of $.03 per B Interest. On March 20, 1997, the Partnership declared a B tax distribution in the amount of $.03 per B Interest payable April 30, 1997, to holders of record April 1, 1997. The Partnership intends to pay this monthly rate to Class B holders until the effective date of the conversion since it expects to allocate sufficient Class B taxable income in the shortened tax year from January 1, 1997, through the effective date to require the B tax distribution payment. The balance of the required 1997 Class B tax distribution, if any will be paid on or before March 31, 1998.

For 1996, the Class B tax distribution amounted to $7.7 million or $.35 per B interest, which was partially paid in the amount of $.02 per B interest per month for the period January through April 1996 and in the amount of $.03 per B interest per month for the period May through December 1996. On March 31, 1997, the Partnership will distribute the balance of the tax distribution due of $.0265 per Class B interest to holders of record for the entire year.

The taxable gain from the sale of the Dorman Products and Downey Glass divisions in 1995 amounted to $.927 and $.232 per Class B interest, respectively. The sale of the Electrical Group divisions in December 1994 resulted in a taxable gain of $.408 per Class B Interest. With respect to the sale of Dorman Products on January 3, 1995, the Operating Partnership paid a partial tax distribution on April 10, 1995 to Class B holders of record as of December 30, 1994, in the amount of $.15 per Class B Interest. The remaining balance of the tax distribution for the taxable gain on the sale of Dorman Products in the amount of $.175 per Class B Interest was paid on March 29, 1996, along with a tax distribution in the amount of $.081 per Class B interest to holders of record as of September 29, 1995 related to the sale of the Downey Glass division on October 27, 1995. Related to the sale of the Electrical Group divisions, the Partnership made a tax distribution on March 31, 1995 to Class B holders of record as of December 30, 1994, equal to approximately $.143 per Class B Interest.

In connection with the proposed conversion of the Partnership to corporate form, the Partnership intends to refinance its current outstanding debt of $74.9 million as of December 31, 1996, with a combination of new long-term fixed rate debt of $60 million and a bank revolver of $90 million. As a result of its refinancing, SunSource will prepay its outstanding senior notes in whole upon consummation of the proposed conversion. The Partnership would incur a make-whole penalty of approximately $5 million related to prepayment. The refinancing is expected to provide SunSource with additional working capital for reinvestment in its businesses, capital to fund costs related to the proposed corporate conversion and refinancing and acquisition capital for future growth.

See Item 3 - Legal Proceedings, for the description of a lawsuit with respect to the sale of the Partnership's Dorman Products division and recent lawsuits involving the Partnership's General Partner related to the proposed conversion to corporate form. Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Partnership's business. Those legal proceedings incidental to the business of the Partnership are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Partnership.


Income Taxes

The Partnership has a deferred tax asset aggregating $5.0 million as of December 31, 1996. Management believes that the Partnership's deferred tax asset will be realized through the reversal of existing temporary differences at the earlier of the date of conversion to a C corporation should the proposed conversion be approved, or after December 31, 1997, when the Partnership will be treated as a corporation for federal income tax purposes. The temporary differences expected to reverse at the date of conversion to a C corporation or after December 31, 1997, between the financial statement and tax bases, are composed of prepayment penalties in the amount of $.8 million, insurance casualty loss liabilities in the amount of $1.4 and deferred compensation liabilities in the amount of $8.3 million, net of a valuation allowance of $.2 million. See Note 13 of Notes to Consolidated Financial Statements.

The minimum level of future taxable income necessary to realize the Partnership's recorded deferred tax asset at December 31, 1996, is approximately $12.5 million. For the three years ended December 31, 1996, the Partnership's consolidated net income per the financial statements reconciled to federal taxable income in thousands of dollars is shown below:

                                                                1996             1995             1994
                                                               ------           ------           -----
Consolidated Net Income per the
  Financial Statements ("Book")                                $19,267          $44,116          $29,544

Tax Adjustments to Book Income:
-------------------------------
  Goodwill & Other Amortization                                  1,013            1,252            1,634
  Depreciation                                                     607              467              506
  Deferred Compensation, net                                       (96)             942            2,917
  Self-Insurance Accrued Expenses, net                            (943)            (776)             844
  Tax gain in excess of book gain from
   sale of Divisions                                                --            1,977            1,216
  Restructuring Charges                                          5,783               --               --
  Transaction Costs                                              2,150               --               --
  Other Increase (Decrease) to
   Book Income, net                                                853            1,893              451
                                                               --------         --------         -------
Federal Taxable Income                                         $28,634          $49,871          $37,112
                                                               ========         ========         =======

Partnership Tax Status


As previously stated, the Partnership will be taxed as a corporation for federal income tax purposes either upon conversion to a corporation should the proposed conversion be approved, or after December 31, 1997, whichever is earlier. If the proposed conversion is approved and the Partnership converts to a corporation, the Corporation will record a provision for U.S. federal, state and foreign income taxes on its taxable earnings.

If the Partnership remains a limited partnership, the effect of the change in taxation after December 31, 1997 will result in the Partnership paying a corporate income tax at the Partnership level. Therefore, in accordance with the Partnership Agreement, the Partnership's income will not be allocated for tax purposes to the partners as is currently being done, and limited partners will pay taxes only on distributions from the Partnership, if any. Additionally, in accordance with the Partnership Agreement, the Partnership would no longer make tax distributions with respect to Class B limited partnership interests. Accordingly, a decision on whether any other distribution will be made with respect to the Class B interests is solely within the discretion of the General Partner. Based on current operations, it is likely that cash would be retained in the Partnership to fund its acquisition program and other partnership requirements. If the Partnership remains a limited partnership, payment of the Priority Return distribution is expected to continue to the Class A interests in the amount of $.0917 per month to each Class A interest to aggregate $1.10 annually.



Inflation

Inflation in recent years has had a modest impact on the operations of the Partnership. Continued inflation, over a period of years at higher than current rates, would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Partnership's operating divisions to raise prices is dependent on competitive market conditions.

Item 8 - Financial Statements and Supplementary Data.
-----------------------------------------------------

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                         Page

Report of Independent Accountants                                         27

Financial Statements:

    Consolidated Balance Sheets, December 31, 1996 and 1995               28

    Consolidated Statements of Income, Years ended
      December 31, 1996, 1995 and 1994                                    29

    Consolidated Statements of Cash Flows, Years ended
      December 31, 1996, 1995 and 1994                                    30

    Consolidated Statements of Changes in Partners' Capital,
      Years ended December 31, 1996, 1995 and 1994                        31

    Notes to Consolidated Financial Statements                            32-52


Financial Statement Schedules:

    I      Condensed Financial Information of Registrant                  53

    II     Valuation Accounts                                             54

                        Report of Independent Accountants




The Board of Directors
  Lehman/SDI, Inc.


We have audited the accompanying consolidated balance sheets of SunSource L.P. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedules listed in Item 14 (a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunSource L.P. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ COOPERS & LYBRAND L.L.P.
----------------------------

2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 29, 1997, except for
Note 9 as to which the date is
March 21, 1997 and Note 19 as to
which the date is March 4, 1997

                          SUNSOURCE L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                           December 31,      December 31,
                     ASSETS                                    1996             1995
                  ------------                             -----------       ------------
Current assets:
Cash and cash equivalents                                   $   1,666         $   5,900
  Accounts and notes receivable, net of
    allowance for doubtful accounts of
    $2,208 and $1,827, respectively                            78,578            75,824
  Inventories                                                 102,396            96,022
  Other current assets                                          4,672             4,742
                                                            ---------         ---------
         Total current assets                                 187,312           182,488
Property and equipment, net                                    21,409            20,181
Goodwill (net of accumulated amortization
  of $12,879 and $11,739, respectively)                        43,036            44,250
Other intangibles (net of accumulated
  amortization of $14,372 and $13,724, respectively)              667             1,312
Deferred income taxes                                           5,007             2,844
Cash surrender value of life insurance policies                 4,566             3,009
Other assets                                                      558               507
                                                            ---------         ---------

         Total assets                                       $ 262,555         $ 254,591
                                                            =========         =========

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------
Current liabilities:
  Accounts payable                                          $  48,557         $  42,437
  Notes payable                                                 2,670             2,753
  Current portion of senior notes                               6,395             6,395
  Current portion of capitalized lease obligations                107              --
  Distributions payable to partners                             1,857             7,819
  Accrued expenses:
    Salaries and wages                                          5,696             5,022
    Management fee due the general partner                      3,330             3,330
    Income and other taxes                                      2,695             3,398
    Other accrued expenses                                     15,224            15,493
                                                            ---------         ---------
         Total current liabilities                             86,531            86,647
Senior notes                                                   57,539            63,934
Bank revolving credit                                          11,000              --
Capitalized lease obligations                                     504              --
Deferred compensation                                           8,644             7,829
Other liabilities                                               3,718             1,238
                                                            ---------         ---------
         Total liabilities                                    167,936           159,648
                                                            ---------         ---------

Commitments and contingencies
Partners' capital:
  General partner                                                 960               963
  Limited partners:
    Class A interests                                          67,642            67,642
    Class B interests                                          29,040            29,252
    Class B interests held in treasury                         (1,514)           (1,514)
  Cumulative foreign currency translation adjustment           (1,509)           (1,400)
                                                            ---------         ---------
         Total partners' capital                               94,619            94,943
                                                            ---------         ---------

         Total liabilities and partners' capital            $ 262,555         $ 254,591
                                                            =========         =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
         (dollars in thousands, except for partnership interest amounts)

                                                                  1996             1995              1994
                                                               ----------       ----------        -------
Net sales                                                    $    649,254      $    628,935      $    735,861
Cost of sales                                                     386,251           375,425           451,785
                                                             ------------      ------------      ------------
         Gross profit                                             263,003           253,510           284,076
                                                             ------------      ------------      ------------

Operating expenses:
  Selling, general and administrative expenses                    221,574           213,221           235,845
  Management fee to general partner                                 3,330             3,330             3,330
  Depreciation                                                      3,623             3,661             4,502
  Amortization                                                      1,924             1,996             2,640
                                                             ------------      ------------      ------------
         Total operating expenses                                 230,451           222,208           246,317
                                                             ------------      ------------      ------------

Restructuring charges                                               5,950              --                --
Transaction costs                                                   2,150              --                --
                                                             ------------      ------------      ------------
         Income from operations                                    24,452            31,302            37,759

Interest income                                                        69               412                66
Interest expense                                                    6,944             7,332             9,956
Other income (expense), net                                           550               256            (1,748)
Gain on sale of division (note 5)                                    --              20,644             3,523
                                                             ------------      ------------      ------------
         Income before provision for income taxes                  18,127            45,282            29,644

Provision (benefit) for income taxes                               (1,140)              537               100
                                                             ------------      ------------      ------------
         Income before extraordinary loss                          19,267            44,745            29,544

Extraordinary loss from early extinguishment
  of debt (note 4)                                                   --                (629)             --
                                                             ------------      ------------      ------------

         Net income                                          $     19,267      $     44,116      $     29,544
                                                             ============      ============      ============

Net income allocated to partners:
  General partner                                            $        193      $        441      $        295
                                                             ------------      ------------      ------------
  Class A limited partners                                   $     12,210      $     12,210      $     12,210
                                                             ------------      ------------      ------------
  Class B limited partners                                   $      6,864      $     31,465      $     17,039
                                                             ------------      ------------      ------------

Earnings per Limited partnership interest:
   Income before extraordinary loss
         - Class A interest                                  $       1.10      $       1.10      $       1.10
         - Class B interest                                  $       0.32      $       1.48      $       0.79

   Extraordinary loss
         - Class A interest                                          --                --                --
         - Class B interest                                          --        $      (0.03)             --

   Net income
         - Class A interest                                  $       1.10      $       1.10      $       1.10
         - Class B interest                                  $       0.32      $       1.45      $       0.79

Weighted average number of outstanding
   limited partnership interests:
         - Class A interests                                   11,099,573        11,099,573        11,099,573
         - Class B interests                                   21,675,746        21,675,746        21,675,746

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                             1996          1995          1994
                                                           ---------     ---------     --------
Cash flows from operating activities:
 Net income                                                $ 19,267      $ 44,116      $ 29,544
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization:
         - Existing divisions                                 5,547         5,319         5,392
         - Divested divisions                                  --             338         1,750
   Decrease (increase) in cash value of life insurance         (157)           58          --
   Gain on sale of divisions                                   --         (20,644)       (3,523)
   Extraordinary loss                                          --             629          --
   Restructuring charges                                      5,950          --            --
   Transaction costs                                          2,150          --            --
   Provision for deferred compensation                        1,071         2,340         3,187
   Deferred income tax benefit                               (2,163)         (700)         (734)
   Changes in current operating items:
    Increase in accounts and notes receivable                (2,465)       (3,666)      (11,783)
    Increase in inventories                                  (7,572)       (8,209)       (9,436)
    Decrease in other current assets                             70           857           347
    Increase in accounts payable                              6,062         2,531         1,865
    Decrease in accrued interest                                (47)         (141)          (42)
    Decrease in accrued restructuring charges
            and transaction costs                            (1,899)         --            --
   Increase (decrease) in other accrued liabilities          (2,769)       (6,062)        4,836
  Other items, net                                              253           284        (3,699)
                                                           --------      --------      --------
Net cash provided by operating activities                    23,298        17,050        17,704
                                                           --------      --------      --------

Cash flows from investing activities:
  Proceeds from sale of divisions                              --          44,873        26,561
  Proceeds from sale of property and equipment                   62           757           724
  Payment for purchase of assets                               (683)       (7,385)         --
  Capital expenditures                                       (4,341)       (4,299)       (4,263)
  Investment in life insurance policies                      (1,400)       (3,067)         --
  Other, net                                                    (39)          (93)          228
                                                           --------      --------      --------
Net cash provided by (used for) investing activities         (6,401)       30,786        23,250
                                                           --------      --------      --------

Cash flows from financing activities:
  Cash distributions to partners                            (25,641)      (27,218)      (20,357)
  Repayment of senior notes                                  (6,395)      (18,971)       (5,700)
  Borrowings (repayments) under the bank credit
   agreement, net                                            11,000          --         (10,000)
  Prepayment penalties and related costs                       --            (629)         --
  Borrowings (repayments) under other
    credit facilities, net                                      (83)           44          (702)
  Principal payments under capitalized
    lease obligations                                           (12)          (65)         (619)
                                                           --------      --------      --------
Net cash used for financing activities                      (21,131)      (46,839)      (37,378)
                                                           --------      --------      --------

Net (decrease) increase in cash and cash equivalents         (4,234)          997         3,576

Cash and cash equivalents at beginning of period              5,900         4,903         1,327
                                                           --------      --------      --------

Cash and cash equivalents at end of period                 $  1,666      $  5,900      $  4,903
                                                           ========      ========      ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               FOR THE YEARS ENDED
                             (dollars in thousands)


                                                                       PARTNERS' CAPITAL
                                                                       -----------------

                                                                                                  Cumulative
                                                                                                   Foreign
                                                         Class A        Class B    Class B       Translation
                                             General    Limited         Limited    Treasury       Adjustment         TOTAL
                                             -------    -------         -------    --------       ----------         ------

Balance, December 31, 1993                  $    729    $ 67,642       $  6,025   $ (1,514)      $    (694)        $ 72,188

  Net income                                     295      12,210         17,039         --              --           29,544

  Cash distributions paid and/or
    declared to partners                        (233)    (12,210)       (10,764)        --              --          (23,207)

Change in cumulative foreign
    translation adjustment                        --          --             --         --            (644)            (644)
                                            ---------   ---------      ---------  ---------       ---------        ---------

Balance, December 31, 1994                       791      67,642         12,300     (1,514)         (1,338)          77,881

  Net income                                     441      12,210         31,465         --              --           44,116

  Cash distributions paid and/or
    declared to partners                        (269)    (12,210)       (14,513)        --              --          (26,992)

  Change in cumulative foreign
    translation adjustment                        --          --             --         --             (62)             (62)
                                            ---------   ---------      ---------  ---------       ---------        ---------

Balance, December 31, 1995                  $    963    $ 67,642       $ 29,252   $ (1,514)      $  (1,400)        $ 94,943

  Net income                                     193      12,210          6,864         --              --           19,267

  Cash distributions paid and/or
    declared to partners                        (196)    (12,210)        (7,076)        --              --          (19,482)

  Change in cumulative foreign
    translation adjustment                        --          --             --         --            (109)            (109)
                                            ---------   ---------      ---------  ---------       ---------        ---------

Balance, December 31, 1996                  $    960    $ 67,642       $ 29,040   $ (1,514)      $  (1,509)        $ 94,619
                                            =========   =========      =========  =========      ==========        ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)



1.  Basis of Presentation:


The accompanying financial statements include the consolidated accounts of SunSource L.P. (the "Partnership") and its subsidiary partnership, SDI Operating Partners, L.P. (the "Operating Partnership"). All significant intercompany balances and transactions have been eliminated.

         Nature of Operations:
         ---------------------

The Partnership is one of the largest wholesale distributors of industrial products and related services in the United States. The Partnership's three segments are: (1) industrial products and services, primarily maintenance and fluid power products and inventory management services sold to industrial customers for machine and plant maintenance and for manufacturing of original equipment; (2) retail merchandising products and services, primarily fasteners and related products sold to retail hardware stores; and (3) retail glass products and services sold to construction and retail markets. Based on net sales of existing divisions for the year ended December 31, 1996, the Industrial Services Segment provides approximately 70% of the Partnership's sales through its Sun Technology Services divisions (46% of net sales) and the Sun Inventory Management Company ("SIMCO") divisions (24% of net sales). The Hardware Merchandising and Glass Merchandising segments provide approximately 16% and 14%, respectively, of the Partnership's net sales.

Although its sales are primarily industrially-based, the Partnership has over 180,000 customers, the largest of which accounted for less than 5% of net sales for the year ended December 31, 1996. The Partnership's products and services are sold throughout all 50 states as well as in Canada and Mexico. Foreign sales account for less than 5% of total revenues. The average single sale during the year ended December 31, 1996 was less than three hundred dollars. Sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States.


         Restructuring Charges:
         ----------------------

On December 11, 1996 (the "commitment date"), the Board of Directors of Lehman/SDI, Inc. ("Lehman/SDI"), the general partner of the Partnership's General Partner, approved the Partnership's plan to restructure its Technology Services divisions and its Glass Merchandising business. The Partnership recorded a provision for these charges on the commitment date in the amount of $5,950, of which $4,400 related to Technology Services and $1,550 to Glass Merchandising. The following disclosures are made in accordance with the provisions of Emerging Issues Task Force ("EITF") Abstract No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


1.  Basis of Presentation, continued:


The following is a summary of the balance sheet classification of the accrued restructuring charges in the accompanying balance sheet at December 31, 1996:

                                      Termination           Other
Balance Sheet Classification           Benefits          Exit Costs      Total
-----------------------------         -----------        ----------      -----
Current - other accrued expenses      $      829       $      896     $    1,725
Long-term - other liabilities         $    2,014       $      573     $    2,587


         Restructuring Charges - Technology Services Divisions
         -----------------------------------------------------

The restructuring charges for the Technology Services Divisions include termination benefits of $2,955 covering 175 employees, including sales (40), warehouse (27), purchasing (16), branch operations (56) and accounting (36). Other exit costs for Technology Services include legal and consulting costs of $525 to develop severance agreements and to conduct employee meetings and lease termination and related costs of $920 to close ten leased warehouse and office facilities. The Board's approval on the commitment date provided the Partnership's management with the authority to involuntarily terminate employees. The Partnership has established the levels of benefits that the terminated employees would receive and informed the employees of their termination benefits prior to December 31, 1996.

The following table summarizes the restructuring costs charged, the balance sheet classification, and payments or adjustments between the commitment date and December 31, 1996:


                                       Termination       Other
Balance Sheet Classification            Benefits      Exit Costs      Total
----------------------------            --------      ----------      -----
Opening Balance at
December 11, 1996:
------------------
Current - other accrued expense         $   941        $   872        $ 1,813
Long-term - other liabilities           $ 2,014        $   573        $ 2,587
Payments during period:
-----------------------
Current - other accrued expense *       $  (112)       $   (55)       $  (167)

Ending Balance at
December 31, 1996:
------------------
Current - other accrued expense         $   829        $   817        $ 1,646
Long-term - other liabilities           $ 2,014        $   573        $ 2,587

* termination benefits paid to 9 employees; other exit costs for legal and consulting charges paid.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


1.  Basis of Presentation, continued:


         Restructuring Charges - Glass Merchandising Divisions
         -----------------------------------------------------

The restructuring charges for the Glass Merchandising division represent primarily costs to withdraw from certain geographic markets as part of the Partnership's restructuring plan. The largest component of these charges is the write-off of unamortized goodwill from purchase business combinations in the amount of $1,321, which is not recoverable. The remaining charges represent the excess of undepreciated fixed assets over their fair value, in the amount of $150, with fair value determined using the estimated prices of similar assets. The Partnership applied the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in connection with the determination of these charges. The decision to withdraw from these markets was primarily strategic based on an overall review of the operations of the Glass Merchandising segment; in the Partnership's view, any recognition of asset impairment prior to the commitment date would not have been appropriate under SFAS No. 121., since the specific locations to be closed were decided upon only in the process of finalizing the restructuring plan. These amounts are included as restructuring charges since they were recognized at the commitment date as part of the overall plan of restructuring. Also included are $79 of lease termination costs recognized in accordance with EITF No. 94-3 as exit costs.

The following table summarizes other exit costs charged, the balance sheet classification, and payments or adjustments between the commitment date and December 31, 1996:

Balance Sheet Classification                         Total
----------------------------                         -----
Opening Balance at December 11, 1996
------------------------------------
 Unamortized Goodwill                               $  1,321
 Excess of undepreciated fixed assets               $    150
 Current - other accrued expenses                   $     79

Charges during period:
----------------------
 Unamortized Goodwill                               $ (1,321)
 Excess of undepreciated fixed assets               $   (150)

Ending Balance at December 31, 1996:
------------------------------------
 Current - other accrued expenses                   $     79

Transaction Costs:
------------------

On December 11, 1996, the Partnership announced the terms of a plan to convert from its current limited partnership structure to a taxable C corporation, which must be approved by a majority of the holders of the Class A and Class B interests unaffiliated with SDI Partners I, L.P., the General Partner, each voting separately as a class.

In connection with the proposed conversion, the Partnership has incurred certain costs related to the transaction which are included as a separate component of income from operations, due to the infrequent nature of the conversion transaction.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



2.  Summary of Significant Accounting Policies:


         Cash Equivalents:
         -----------------

Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value.


         Inventories:
         ------------

Inventories, which consist of products purchased for resale, are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.


         Property and Equipment:
         -----------------------

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

         Depreciation:
         -------------

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to twenty-five years, or, if shorter, over the terms of the related leases.

         Goodwill and Other Intangible Assets:
         -------------------------------------

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

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


2.  Summary of Significant Accounting Policies, continued:

         Income Taxes:
         -------------

As a partnership, taxable income and losses are included on the federal tax returns of the partners; accordingly, the Partnership incurs no liability for U.S. federal income taxes. Accordingly, no current provision for federal income taxes is reflected in the accompanying consolidated financial statements. However, the Partnership does incur certain state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations. Therefore, a current provision for state, local and foreign income taxes is reflected in the accompanying consolidated financial statements.

The Revenue Act of 1987 provides that certain "existing publicly traded partnerships", such as the Partnership, generally will not be treated as corporations for federal income tax purposes until after December 31, 1997, provided that such partnerships do not add any substantial new line of business before the effective date.

Statement of Financial Accounting Standards ("SFAS") No. 109 requires the Partnership to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The Partnership's deferred taxes are determined from temporary differences expected to reverse after December 31, 1997, or the date of conversion, if earlier, when the Partnership will be taxed as a corporation. Therefore, a deferred provision or benefit for state and federal income taxes is reflected in the accompanying consolidated statements of income.

         Retirement Benefits:
         --------------------

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

Certain employees are covered under post-retirement benefit plans for which benefits are determined in accordance with the requirements of each plan. The Partnership has elected to amortize the accumulated post-retirement benefit liability (transition obligation) resulting in delayed recognition. The impact of the adoption on the Partnership's financial position and results of operations is immaterial.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



2.  Summary of Significant Accounting Policies, continued:



         Fair Value of Financial Instruments:
         ------------------------------------

Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value because of the short-term maturity or revolving nature of these instruments. The fair values of the Partnership's debt instruments are disclosed in Note 9.


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

Exchange adjustments resulting from foreign currency transactions are recognized in net income and were immaterial for the three years ending December 31, 1996.


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

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


3.   Ownership Structure:


The General Partner of the Partnership and the Operating Partnership is SDI Partners I, L.P. (the "GP"), a Delaware limited partnership whose sole general partner is Lehman/SDI, formerly known as Shearson/SDI, Inc., an indirect, wholly-owned subsidiary of Lehman Brothers Holdings, Inc. ("Lehman Holdings"), formerly known as Shearson Lehman Brothers Holdings, Inc.

The Partnership's Class A and Class B limited partnership interests outstanding, as of December 31, 1996, are held as follows:

                                  Class A                    Class B
                                 Interests                   Interests

Public Investors            11,019,850 (99.3%)         11,633,603 (53.7%)
Lehman Holdings
  And Affiliates                    --                  5,896,678 (27.2%)
Executive Officers and
  Directors (a)                 79,723 (0.7%)           4,145,465 (19.1%)
                            ------------------        -------------------
         Total              11,099,573 (100.0%)        21,675,746 (100.0%)(b)
                            ===================        ======================

(a) Executive officers of the Partnership and the Operating Partnership and Directors of Lehman/SDI, including beneficial ownership.

(b) Net of 523,400 Class B interests held in the Partnership's treasury as of December 31, 1996.

Except as expressly limited by the partnership agreement, the GP has complete and exclusive discretion in the management and control of the affairs and business of the Partnership and its subsidiary partnership. The holders of Class A and Class B interests have certain limited voting rights under the partnership agreement generally regarding the removal of the GP and the sale of all or substantially all of the assets of the Partnership or the Operating Partnership or dissolution of the Partnership.

Holders of Class A interests are entitled to receive, to the extent cash is available, $1.10 annually (the "priority return") per Class A interest, which is currently paid monthly. On December 19, 1996, the Partnership declared a priority return distribution for the month of January 1997 in the amount of $1,038 or $.091666 per Class A interest payable January 31, 1997, to holders of record December 31, 1996. The Class A capital account as of December 31, 1996 and 1995, was $10.00 per Class A interest.

All items of income and loss and cash distributions of the Operating Partnership are allocated 99% to the Partnership and l% to the GP. The GP is allocated l% of the Partnership's share of income or loss and cash distributions, with the remaining 99% allocated to the limited partners.

Income for federal income tax purposes is allocated to the holders of Class A interests, until the Class A capital account of each holder is equal to the sum of their initial capital investment ($10.00 per Class A interest), plus any unpaid priority return. For years 1996, 1995, and 1994, federal taxable income per Class A interest amounted to $1.10 per year, all of which represented ordinary income. Any remaining income after the Class A allocation is allocated to the holders of Class B interests. The holders of Class B interests receive an allocable share of loss until the Class B capital account (as defined in the partnership agreement) of each holder is reduced to zero. Thereafter, any unallocated loss is allocated to the holders of Class A interests.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


3.   Ownership Structure, continued:


For 1996, 1995 and 1994, federal taxable income amounted to $.70, $1.6923 and $1.1146 per Class B interest, respectively. In 1996, federal taxable income consisted of ordinary income only. Federal taxable income in 1995 consisted of ordinary income of $.5326 per Class B interest and a combined capital gain of $1.1597 per Class B interest related to the sale of the Dorman Products and Downey Glass divisions (see Note 5, Acquisitions/Divestitures). Federal taxable income in 1994 consisted of ordinary income of $.7069 per Class B interest and a capital gain of $.4077 per Class B interest related to the sale of the Electrical Products Group divisions. The Class B capital account as of December 31, 1996 and 1995, was approximately $2.89 and $2.54 per Class B interest, respectively.

Holders of Class B interests are entitled to receive annual cash distributions sufficient to cover their tax liabilities on taxable income allocated to the Class B interests (the "Class B Tax Distribution"). For 1996, the Class B Tax Distribution amounted to $7,663 or $.3465 per Class B interest which was partially paid in the amount of $.02 per Class B interest per month for the period January through April 1996 and $.03 for the period May through December 1996. On March 31, 1997, the Partnership intends to distribute the balance of the tax distribution due of $.0265 per Class B interest to holders of record for the entire year.

For 1995, the Class B Tax Distribution amounted to $14,807 or $.6695 per Class B interest which was partially paid in the amount of $.02 per Class B interest per month for the period January through December 1995 and a partial distribution of $.15 paid on April 10, 1995 to holders of record on December 30, 1994, related to the taxable gain on the sale of the Dorman Products division on January 3, 1995. On March 29, 1996, the Partnership distributed the balance of the tax distribution of $.2795 per Class B interest, as follows: approximately $.1745 to holders of record on December 30, 1994 for the balance due on the taxable gain on the sale of Dorman Products; $.00197 per month to holders of record of Class B interests on the first day of the month during January through December 1995 for the balance due on ordinary income; and $.0814 to holders of record on September 29, 1995 related to the taxable gain on the sale of the Downey Glass division (see Note 5, Acquisitions/Divestitures).

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

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



3.   Ownership Structure, continued:


On December 19, 1996, the Partnership in anticipation of its conversion to corporate form, suspended payment of the monthly tax-related distributions to Class B interest holders effective January 1, 1997, through March 31, 1997. Due to the delay in completion of the proposed corporate conversion, the Partnership intends to resume payment of monthly advance Class B tax distributions in April 1997 in the amount of $.03 per B Interest. On March 20, 1997, the Partnership declared a B tax distribution in the amount of $.03 per B Interest payable April 30, 1997, to holders of record April 1, 1997. The Partnership intends to pay this monthly rate to Class B holders until the effective date of the conversion since it expects to allocate sufficient Class B taxable income in the shortened tax year from January 1, 1997, through the effective date to require the B tax distribution payment. The balance of the required 1997 Class B tax distribution, if any will be paid on or before March 31, 1998.


4.  Extraordinary Loss:


In 1995, the Partnership recorded an extraordinary loss of $629 or approximately $.03 per Class B limited partnership interest, due to early extinguishment of a portion of the Operating Partnership's Series A 9.08% and Series B 8.44% Senior Notes (See Note 9, Long-Term Debt).



5.  Acquisitions/Divestitures:


On April 11, 1996, the Partnership's Industrial Services segment, through its Warren Fluid Power division purchased certain assets of Hydraulic Depot, Inc., of Reno, Nevada, for an aggregate purchase price of $700. Annual sales of Hydraulic Depot, Inc., are approximately $2,500.

In November 1995, the Partnership's Hillman Fastener division purchased certain assets of the Retail division of Curtis Industries of Eastlake, Ohio, for an aggregate purchase price of $8,011 and the assumption of certain liabilities. The aggregate purchase price includes goodwill of $3,442. The purchase price and goodwill amounts include post-closing adjustments recorded in 1996. This acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

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



6.   Related Party Transactions:


The GP earns a management fee annually from the Operating Partnership equal to 3% of the aggregate initial Capital Investment of the holders of Class A interests ($110,996). The management fee will be paid only after cumulative outstanding priority returns and additional required cash distributions are paid. In addition, the management fee can be paid only if the Partnership complies with covenants required by the credit agreements (see Note 8, Lines of Credit, and Note 9, Long-Term Debt). Management fees earned but not paid accumulate until paid. Management fees earned in each of years 1996, 1995 and 1994 were $3,330. The management fees for the years 1995 and 1994 were paid in full in March 1996 and 1995, respectively. Management expects to pay in full the 1996 management fee due March 31, 1997.


7.   Property and Equipment:


Property and equipment consist of the following at December 31, 1996 and 1995:

                                                      1996              1995
                                                    --------          ------
         Land                                       $ 3,289           $ 3,319
         Buildings and leasehold improvements        18,642            18,048
         Machinery and equipment                     18,680            16,290
         Furniture and fixtures                      10,368             9,208
                                                    -------           -------
                                                     50,979            46,865
         Less accumulated depreciation               29,570            26,684
                                                    -------           -------
                                                    $21,409           $20,181
                                                    =======           =======


8.   Lines of Credit:


On December 22, 1992, the Operating Partnership entered into a $50,000 bank credit agreement with three lenders. This agreement provides borrowings on a revolving credit basis at interest rates based on the London Interbank Offered Rate ("LIBOR") plus 1 and 3/4% and prime. Letters of credit commitments are issued at varying rates. The bank credit agreement's original termination date of December 22, 1995 has been extended to December 31, 1997. The credit facility requires a commitment fee of 1/2 of 1% per year on the average daily unused portion of the commitment and an annual agent's fee. There is no compensating balance requirement under this facility. As of December 31, 1996, the Operating Partnership had $33,152 available under this Credit Agreement. The $16,848 outstanding consists of bank borrowings amounting to $11,000 as reflected on the Partnership's consolidated balance sheet at December 31, 1996, and letter of credit commitments aggregating $5,848.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)




8.   Lines of Credit, continued:


The bank credit agreement contains covenants restricting distributions from the Operating Partnership to the Partnership and the GP. Amounts available for distribution in accordance with the bank credit agreement at December 31, 1996, were $4,164. The agreement also requires the maintenance of specific coverage ratios and levels of financial position and restricts incurrence of additional debt and the sale of assets. The bank credit agreement did not permit the Partnership to consummate acquisitions in 1994. Amendments to the agreement were negotiated in March and December of 1994 to ease certain coverage ratios and other financial requirements in 1994 and future years. The December 1994 amendment allows for acquisition spending in 1995 and future years up to $15,000 in any calendar year, absent a default or event of default as defined in the bank credit agreement.

In connection with the sale of operating divisions (see note 5, Acquisitions/ Divestitures), the Operating Partnership was required to reduce permanently the bank revolver commitment under the bank credit agreement by approximately $13,000. However, the banks waived this permanent reduction and maintained the existing bank credit commitment of $50,000. For 1995 and future years, the lenders have agreed to revise certain covenant tests to exclude the impact of cash distributions to holders of Class B interests related solely to tax gains on divisions sold.

The Operating Partnership has another credit facility available in the amount of $500 for letters of credit of which no amount was outstanding at December 31, 1996. The letters of credit commitments are issued at varying rates. This facility, renewable annually, is not subject to compensating balance requirements or unused commitment fees.

An indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit with a local lender for working capital purposes of which $557 USD was outstanding at December 31, 1996. This facility, which is renewable annually, provides bank borrowings at an interest rate of prime plus 1/4 of 1%. There are no compensating balance requirements or commitment fees associated with this facility.


Notes payable consisted of the following at December 31, 1996 and 1995:

                                                        1996          1995
                                                        ----          ----
         Short-term bank borrowings drawn on
           working capital lines of credit             $  557        $  463
         Trade notes payable in accordance with
           glass inventory financing arrangements       1,193         1,474
         Notes payable in accordance with insurance
           financing arrangements                         920           816
                                                       ------        ------

                                                       $2,670        $2,753
                                                       ======        ======


The weighted average interest rate on the outstanding notes payable borrowings at December 31, 1996 and 1995 was 3.05% and 3.01%, respectively.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



9.   Long-Term Debt:


On December 22, 1992, the Operating Partnership issued $95,000 of senior notes with a final maturity of December 1, 2002, through a private placement with several institutional investors.

The new senior notes were issued in two series, as follows: $65,000 Series A notes at 9.08% and $30,000 Series B notes at 8.44%. Interest is required to be paid semiannually on June 1 and December 1 on the outstanding principal of the senior notes. The Operating Partnership repaid $4,375, $3,282 and $3,900 in Series A notes, and $2,020, $1,514 and $1,800 in Series B notes in 1996, 1995 and 1994, respectively. Principal repayments required on the senior notes during each of the five years subsequent to December 31, 1996, are as follows:

                                         Series A                  Series B
                                         --------                  --------
           December 1, 1997               $4,375                    $2,020
           December 1, 1998                5,468                     2,522
           December 1, 1999                6,562                     3,030
           December 1, 2000                8,201                     3,786
           December 1, 2001                9,297                     4,290

Optional prepayments, in multiples of $100, may be made at anytime, as a whole or in part, with accrued interest thereon plus a penalty ("make-whole amount"), if any, as defined in the note agreement.

If the Partnership sells a significant amount of assets as defined in the note agreement, it must make an offer of prepayment of note principal to the senior noteholders determined on an applicable share basis with the bank credit agreement. The prepayment offer also must include accrued interest thereon plus a make-whole amount, if any, as defined in the note agreement. Related to the sale of operating divisions in December 1994 and January 1995 (see Note 5, Acquisition/Divestitures), the Operating Partnership was required to offer the noteholders prepayment of senior notes in the amount of $14,175. The noteholders accepted the prepayment offer which the Operating Partnership paid on March 14, 1995, including accrued interest thereon of $360 and a prepayment penalty of $629 (see Note 4, Extraordinary Loss).

The senior note agreement contains covenants restricting distributions from the Operating Partnership to the Partnership and the GP. Additionally, the note agreement restricts the incurrence of additional debt and the sale of assets and requires the maintenance of specific coverage ratios and levels of financial position. Also, the senior note agreement did not permit the Partnership to consummate acquisitions in 1994. For 1994 and future years, the senior noteholders have agreed to ease certain coverage ratios and other financial requirements.

Provisions made during the year for restructuring charges and transaction costs (Note 7) rendered the Operating Partnership unable to comply with certain financial covenants of the bank credit agreement and the senior note agreement. On March 21, 1997, the Partnership received the final consent in which the banks and senior note holders agreed to a modification of these covenants effective for the fiscal quarters ending December 31, 1996 through: (i) June 30, 1997 for the bank credit agreement; and (ii) September 30, 1997 for the senior note agreement. The Partnership is in compliance with the modified covenants.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



9.   Long-Term Debt, continued:


As of December 31, 1996, the fair value estimate of the Partnership's senior notes is approximately $65,000 as determined in accordance with SFAS No. 107. The Partnership discounted the future cash flows of its senior notes based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time and is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.



10.  Leases:


Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 1996:

                                            Capital           Operating
                                            Leases             Leases
   1997                                      $151              $ 9,210
   1998                                       151                7,696
   1999                                       151                5,475
   2000                                       151                4,204
   2001                                       134                2,875
   Later years                                 --               10,692
                                             ----              -------

            Total minimum lease payments     $738              $40,152
                                                               =======
   Less amounts representing interest        (127)
                                             -----

    Present value of Net Minimum Lease
    payments (including $107 currently
    payable)                                 $611
                                             ====

Total rental expenses for all operating leases amounted to $15,239 in 1996, $14,232 in 1995, and $15,153 in 1994.



11.  Deferred Compensation Plans:


Certain officers and employees earn performance-based compensation, payment of which is deferred until future periods.

The Partnership adopted a new deferred compensation plan for its officers effective January 1, 1994. Under this plan, awards are earned based on operating performance over a five-year period which vest and are paid in cash only at the end of the fifth year. At the end of any year within the five-year program, the cumulative award is subject to reduction or forfeiture if performance goals are not achieved. Upon a change in control of the Operating Partnership, participants are entitled to payment of awards earned through completion of the most recent plan year. The amounts charged to income under this plan were $378 in 1996, $1,186 in 1995 and $850 in 1994. The portion of the Operating Partnership's deferred compensation liability attributable to this plan is $2,414 as of December 31, 1996.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



11.  Deferred Compensation Plans, continued:


For a plan adopted in 1987 and amended thereafter, certain employees earned awards which vest at the rate of 20% per year over the 5-year period following the year in which the award was earned. The awards will be paid at age 60, if elected by the employee, or upon death, disability or retirement and accrue investment earnings until paid. Upon a change in control of the Operating Partnership, participants are entitled to payment of all vested and non-vested amounts including accrued interest. The full award is charged to operations in the year earned. The amounts charged to income under the plan were $677, $1,135 and $2,295 in 1996, 1995 and 1994, respectively. During the three years ended December 31, 1996, distributions from the plan amounted to $1,160 in 1996, $1,422 in 1995, and $240 in 1994. The deferred compensation liability attributable to the plan amounted to $5,998 at December 31, 1996 of which $564 is included in other accrued expenses.

Under a former plan, effective through December 31, 1986, certain employees and officers earned deferred compensation amounts which unconditionally vested at the rate of 20% per year over the 5-year period following the year in which the award was earned. Participants of the former plan have elected to defer all outstanding awards until retirement. Upon a change in control of the Operating Partnership, participants are entitled to payment of their total account balance including accrued interest. Amounts charged to income and distributions related to the former plan for the three years ended December 31, 1996 were immaterial. The portion of the Operating Partnership's deferred compensation liability attributable to this plan is $796 at December 31, 1996.

In December 1995, the Operating Partnership established a Rabbi trust to assist in funding the liabilities of the Deferred Compensation plans described above. This trust purchased insurance policies on the lives of certain participants in the Deferred Compensation plans. The Operating Partnership is the sole beneficiary of these insurance policies. The cash surrender value of these insurance policies was $4,566 at December 31, 1996.

The change of control provision in the deferred compensation plans is triggered upon a sale of all of the Operating Partnership's business, a change in the GP including its reorganization or a change, other than due to death or retirement, in a majority of the directors of Lehman/SDI during any one-year period.

The Partnership adopted a new deferred compensation plan effective December 1, 1996, to offer key employees an opportunity to defer a portion of their compensation including bonuses and any amounts credited to the accounts of such employees which otherwise may become payable to such employees under other incentive compensation programs maintained by the Partnership. This new plan would allow participants eligible for accelerated payments under the change in control provision of the Partnership's deferred compensation plans an election to continue to defer their balances.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


12.  Retirement Benefits, continued:


Net periodic pension cost (income) in 1996, 1995, and 1994 for non-contributory defined benefit plans consists of:

                                                            1996             1995              1994
                                                          --------         --------          ------
Service cost during the period                            $   879          $   675           $ 1,102
Interest cost on projected benefit obligations              1,656            1,578             1,534
Actual return on assets                                    (3,432)          (3,503)           (2,100)
Net amortization and deferral                                 917            1,509              (270)
                                                         --------         --------          --------
         Net periodic pension cost                        $    20          $   259           $   266
                                                          ========         ========          =======


Significant assumptions used in determining pension cost (income) include:

                                                          1996             1995               1994
                                                          ----             ----               ----
Discount rate                                             7.25%            8.25%              7.00%
Rates of increase in compensation levels                  6.50%            6.50%              6.50%
Expected long-term rate of return
  on plan assets                                          9.75%            8.50%              9.50%

The following table sets forth the defined benefit plans' funded status and amounts recognized in the Partnership's balance sheets at December 31, 1996 and 1995:


                                                   December 31, 1996                December 31, 1995
                                            --------------------------------    -------------------------
                                               Assets            Accumulated       Assets     Accumulated
                                               Exceed              Benefit         Exceed       Benefit
                                             Accumulated         Obligations    Accumulated   Obligations
Actuarial present value of                     Benefit              Exceed         Benefit      Exceed
 beneficial obligations:                     Obligations            Assets      Obligations     Assets
                                            ------------         -----------    -----------   ------------
Vested benefit obligation                     $ 19,019            $   -0-         $ 17,304      $  1,016
                                              ========            ========        ========      ========

Accumulated benefit obligation                $ 19,290            $   -0-         $ 17,450      $  1,016
                                              ========            ========        ========      ========

Projected benefit obligation                  $ 23,716            $   -0-         $ 21,467      $  1,016

Plan assets at fair value                       26,519                -0-           24,220           897
                                              --------            --------        --------      --------

Projected benefit obligation
 less than(in excess of)
 plan assets                                     2,803                -0-            2,753         (119)

Unrecognized net loss                           (1,247)               -0-             (668)         161

Prior service cost not yet
 recognized in net periodic
 pension cost                                     (328)                  -            (352)           -

Unamortized balance of
 unrecognized net transition
 asset established at
 January 1, 1987                                (1,648)               -0-           (1,693)        (189)
                                              ---------           ---------       ---------   ---------

Prepaid pension cost (pension
 liability) recognized
 in the balance sheet                         $   (420)           $   -0-         $     40     $   (469)
                                              =========           =========       =========    =========

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



12.  Retirement Benefits, continued:


The discount rate assumptions used in determining actuarial present value of benefit obligations at December 31, 1996 and 1995 was 7.25%.

Certain employees of the Partnership's Kar Products, J.N. Fauver Co., and its divested Dorman Products and American Electric Co. divisions are covered by these defined benefit retirement plans. Assets of the defined benefit plans consist of insurance contracts and assets managed under a commingled trust agreement. The trust assets are invested primarily in equity and fixed income holdings.

Costs charged to operations under all retirement benefit plans are as follows:

                                             1996          1995           1994
                                             ----          ----           ----
         Defined contribution plans         $1,327        $2,693         $3,498
         Multi-employer pension plans          189           374            362
         Defined benefit plans                  20           259            266
                                            ------        ------         ------
                  Total                     $1,536        $3,326         $4,126
                                            ======        ======         ======

Management estimates that its share of unfunded vested liabilities under multi-employer pension plans is not material.

For the years ended December 31, 1996, 1995 and 1994, the costs of post-retirement benefits charged to income were $87, $81 and $115, respectively. The 1996 and 1995 charges were determined in accordance with SFAS No. 106 on an accrual basis with costs recognized in prior years upon payment of the post-retirement obligations. The Partnership's unrecognized accumulated post-retirement benefit liability as of December 31, 1996, 1995 and 1994 was $477, $516 and $744, respectively.


13.  Income Taxes:


Deferred tax assets are comprised of the following at December 31, 1996 and 1995:

                                                           1996            1995
                                                           ----            ----
         Gross deferred tax assets:
           Deferred compensation                         $3,292          $2,936
           Deferred restructuring changes                 1,034              --
           Casualty Loss Insurance Program                  548              --
           Prepayment penalties related to
            early extinguishment of debt                    304             299
                                                         ------          ------
                                                          5,178           3,235
         Valuation allowance for deferred
           tax assets                                      (171)           (391)
                                                         -------         -------

         Net deferred tax asset                          $5,007          $2,844
                                                         =======         ======

Management has determined, based on the Partnership's history of prior operating earnings and its expectations for the future, that operating income of the Partnership will more likely than not be sufficient to recognize fully these net deferred tax assets. The Partnership has no deferred tax liability at December 31, 1996 or December 31, 1995.

As of December 31, 1996, the Partnership's tax basis of its assets and liabilities was greater than its financial statement basis by approximately $77,000.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


13.  Income Taxes, continued:


The provision (benefit) for income taxes consists of the following:

                                 1996         1995         1994
                               --------     -------       ------
     Current income taxes
       State and local         $   605      $   608      $   276
       Foreign                     418          629          558
                               -------      -------      -------
                                 1,023        1,237          834
                               -------      -------      -------
     Deferred income taxes
       Federal                  (1,897)        (627)        (657)
       State and local            (266)         (73)         (77)
                               -------      -------      -------
                                (2,163)        (700)        (734)
                               -------      -------      -------
     Total income taxes        $(1,140)     $   537      $   100
                               =======      =======      =======


14.   Commitments and Contingencies:


Performance and bid bonds are issued on the Partnership's behalf during the ordinary course of business through surety bonding companies as required by certain contractors. As of December 31, 1996, the Partnership had outstanding performance and bid bonds aggregating $234. As required by sureties, the Partnership has standby letters of credit outstanding in the amount of $650 as of December 31, 1996.

Letters of credit are issued by the Partnership during the ordinary course of business through major domestic banks as required by certain vendor contracts, legal proceedings and acquisition activities. As of December 31, 1996, the Partnership had outstanding letters of credit in the aggregate amount of $1,872 related to these activities.

As of December 31, 1996 the Partnership has guaranteed approximately $1,181 worth of lease obligations, principally relating to businesses previously divested. The Partnership is not currently aware of any existing conditions which would cause a financial loss related to these guarantees.

Under the Partnership's insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Partnership has retained risk on certain expected losses from both asserted and unasserted claims related to workman's compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of December 31, 1996, the Partnership has provided insurers letters of credit aggregating $3,326 related to certain insurance programs.

On February 27, 1996, a lawsuit was filed against the Operating Partnership by the buyer of its Dorman Products division for alleged misrepresentation of certain facts by the Partnership upon which the buyer allegedly based its offer to purchase Dorman. The complaint seeks damages of approximately $21,000.

On January 16, 1997, a holder of B Interests filed a purported class action alleging that the terms of the Conversion unfairly transfer substantial equity to the General Partner to the detriment of the B Interests and constitute a breach of fiduciary duty. A second complaint containing substantially identical allegations was filed by a limited partner on February 11, 1997.

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



15.  Statements of Cash Flows:


Supplemental disclosures of cash flow information are presented below:

                                               1996        1995       1994
                                             --------    --------    -------
Cash paid during the period for:
  Interest                                   $ 6,769     $ 7,304     $10,097
                                             -------     -------     -------

  Income taxes                               $ 1,189     $ 1,190     $   792
                                             -------     -------     -------

Supplemental schedule of non-cash
investing activities:

  Assumed liabilities in connection with
  the purchase of assets (See Note 5,
  Acquisitions/Divestitures)                 $  --       $   232     $  --
                                             -------     -------     -------

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



16.  Quarterly Data (unaudited):



    1996                              First       Second       Third       Fourth
    ----                              -----       ------       -----       ------

Net sales                            $154,892    $167,500     $167,125    $159,737
Gross profit                           62,464      67,104       68,029      65,406
Net income                              4,010       8,313        8,286      (1,342)*
Net income (loss) per limited
  partnership interest
             - Class A                   $.27        $.28         $.27        $.28
             - Class B                   $.04        $.24         $.24       ($.20)

  * Includes non-recurring restructuring charges and transaction costs of of $5,950 and $2,150, respectively.

    1995                              First       Second       Third       Fourth
    ----                              -----       ------       -----       ------
Net sales                            $154,792    $163,820     $163,214    $147,109
Gross profit                           61,441      65,902       66,510      59,657
Income before extraordinary loss       19,862**     8,377        7,828       8,678***
Extraordinary loss (Note 4)              (629)         --           --          --
Net income                             19,233       8,377        7,828       8,678

Net income per limited partnership interest:

   Income before extraordinary loss:
             - Class A                   $.27        $.28         $.27        $.28
             - Class B                   $.77        $.24         $.22        $.25

   Extraordinary loss:
             - Class A                   $ --        $ --         $ --        $ --
             - Class B                   $(.03)      $ --         $ --        $ --

   Net Income:
             - Class A                   $.27        $.28         $.27        $.28
             - Class B                   $.74        $.24         $.22        $.25


  ** Includes gain on sale of Dorman Products division of $16,500. *** Includes gain on sale of Downey Glass division of $4,144.


17. Concentration of Credit Risk:

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Partnership places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Partnership's customer base, and their dispersion across many different industries and geographies. The Partnership performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)



18. Segment Information:


The following are the segment disclosures required under SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," with respect to the Partnership's reportable segments as identified in Note 1, "Basis of Presentation" under "Nature of Operations":


                                                  Year Ended December 31,
                                        -----------------------------------------
Industry Segment Data:

                                          1996            1995           1994
=================================================================================
Net Sales
Industrial Services                     $ 456,798       $ 424,978      $ 532,719
Hardware Merchandising                    103,503          84,720         72,841
Glass Merchandising                        90,369         120,650        132,063
Adjustments and eliminations               (1,416)         (1,413)        (1,762)
                                        ---------       ---------      ---------
Consolidated Net Sales                  $ 649,254       $ 628,935      $ 735,861
---------------------------------------------------------------------------------
Income from Operations
Industrial Services                     $  33,437       $  31,834      $  39,773
Hardware Merchandising                      9,074           9,592          7,096
Glass Merchandising                         3,037           3,387          5,756
Corporate Expenses                        (21,096)*       (13,511)       (14,866)
                                        ---------       ---------      ---------
Consolidated Income from Operations     $  24,452       $  31,302      $  37,759
---------------------------------------------------------------------------------
Identifiable Assets
Industrial Services                     $ 166,849       $ 162,681      $ 181,545
Hardware Merchandising                     46,331          36,340         24,357
Glass Merchandising                        37,734          42,041         53,058
Corporate Assets                           13,140          13,635          7,352
Adjustments and Eliminations               (1,499)           (106)          (126)
                                        ---------       ---------      ---------
Consolidated Assets                     $ 262,555       $ 254,591      $ 266,186
---------------------------------------------------------------------------------
Capital Expenditures
Industrial Services                     $   2,180       $   2,315      $   2,736
Hardware Merchandising                      1,985             539            339
Glass Merchandising                           640           1,254          1,094
Corporate                                     159             191             94
                                        ---------       ---------      ---------
Consolidated Capital Expenditures       $   4,964       $   4,299      $   4,263
---------------------------------------------------------------------------------
Depreciation and Amortization
Industrial Services                     $   3,448       $   3,339      $   4,458
Hardware Merchandising                        639             401            364
Glass Merchandising                         1,355           1,839          2,271
Corporate                                     105              78             49
                                        ---------       ---------      ---------
Consolidated Total                      $   5,547       $   5,657      $   7,142
=================================================================================

* Includes non-recurring restructuring charges and transaction costs of $5,950 and $2,150, respectively.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)




19. Subsequent Event:


On March 4, 1997, the Operating Partnership received the last of two financing commitments which together aggregate $150,000 from lenders. These commitments are available to the Partnership until May 30, 1997. The Partnership intends to utilize the debt capacity to fund transaction costs and other payments related to its conversion to corporate form, refinance its current outstanding senior notes of $63,934 as of December 31, 1996, including interest thereon and related make-whole amount of approximately $5,000, and outstanding bank revolver borrowings of $11,000 as of December 31, 1996. Also, the new credit facilities will provide working capital for reinvestment in its businesses and acquisition capital for future growth. The new financing commitments consist of a $60,000 five-year fixed rate note at 7.66% and a $90,000 five-year bank revolver with terms and conditions more favorable than the Partnership's existing senior notes and bank credit lines including less restrictive covenants and an effective interest rate reduction of approximately 1.00%.

Consummation of the refinancing with the new credit facilities is contingent upon approval of the Partnership's conversion into corporate form and certain other terms and conditions of closing being satisfied in a manner acceptable to the lenders.

                          SUNSOURCE L.P. AND SUBSIDIARY

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             (dollars in thousands)


Balance Sheets as of December 31                          1996              1995       1994
--------------------------------                          ----              ----       ----
Assets
  Investment in SDI Operating Partners, L.P.             $ 94,619      $ 94,943      $ 79,219
                                                         ========      ========      ========
Partners' Capital
  General partner's capital                              $    960      $    963      $    791
  Limited partners' capital-Class A Interests              67,642        67,642        67,642
  Limited partners' capital-Class B Interests              29,040        29,252        12,300
  Class B interests held in treasury                       (1,514)       (1,514)       (1,514)
  Cumulative foreign currency translation adjustment       (1,509)       (1,400)         --
                                                         --------      --------      --------
      Total partners' capital                            $ 94,619      $ 94,943      $ 79,219
                                                         ========      ========      ========


Statements of Income for the Years Ended December 31
----------------------------------------------------

Equity in net income of SDI Operating
  Partners, L.P.                                         $ 19,267      $ 44,116      $ 29,544
                                                         ========      ========      ========
Net income allocated to general partner                  $    193      $    441      $    295
                                                         --------      --------      --------

Net income allocated to limited partners
  - Class A interests                                    $ 12,210      $ 12,210      $ 12,210
                                                         --------      --------      --------
  - Class B interests                                    $  6,864      $ 31,465      $ 17,039
                                                         --------      --------      --------

Statement of Cash Flows
for the Years Ended December 31
-------------------------------

Cash provided by operations                                  --            --            --

Cash provided from investment in SDI Operating
  Partners, L.P.                                         $ 25,385      $ 26,946      $ 20,153

Cash distributions to general partner and limited
  partners                                               $(25,385)     $(26,946)     $(20,153)
                                                         --------      --------      --------

      Increase (decrease) in cash                            --            --            --
                                                         ========      ========      ========

This financial information should be read in conjunction with the consolidated financial statements of the Company.

                          SUNSOURCE L.P. AND SUBSIDIARY

                        SCHEDULE II - VALUATION ACCOUNTS

                             (dollars in thousands)


                                                        Deducted From Assets in Balance Sheet
                                                        -------------------------------------

                                                                                                    Valuation
                                Allowance for    Allowance for     Accumulated      Accumulated     Allowance for
                                  Doubtful         Obsolete        Amortization     Amortization      Deferred
                                  Accounts       Inventories       of Goodwill     of Intangibles   Income Taxes
                                  --------       -----------       -----------     --------------   ------------
Balance, December 31, 1993        $ 2,382          $ 3,168          $10,605          $13,821         $   325

  Additions charged to cost
    and expenses                    1,453            2,236            1,629            1,168            --
  Deductions                        1,363(A)         1,622(A)          --               --              --
  Sale of divisions                  --                291              975              593            --
                                  -------          -------          -------          -------         -------

Balance, December 31, 1994          2,472            3,491           11,259           14,396             325

  Additions charged to cost
    and expenses                    1,070            1,704            1,364              845              66
  Deductions                        1,552(A)         1,306(A)          --               --              --
  Sale of divisions                   163              479              884            1,517            --
                                  -------          -------          -------          -------         -------

Balance, December 31, 1995          1,827            3,410           11,739           13,724         $   391

  Additions charged to cost
    and expenses                    1,280            1,440            1,409              648            --
  Deductions                          899(A)         1,010(A)           269(B)          --               220
                                  -------          -------          -------          -------         -------


Balance, December 31, 1996        $ 2,208          $ 3,840          $12,879          $14,372         $   171
                                  =======          =======          =======          =======         =======


Notes:

  (A) Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.
  (B) Includes write-off of Goodwill in accordance with FAS 121, Impairment of Long-Lived Assets.

Item 9 - Disagreements on Accounting and Financial Disclosure.
--------------------------------------------------------------

      Not applicable.

                                    PART III



Item 10 - Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

The business of the Partnership and the Operating Partnership is managed by the General Partner, whose general partner is Lehman/SDI. The directors of Lehman/SDI, each of whom has served as such since February 1987, except for Mr. Eliot M. Fried, who has served since December 1994, Mr. Henri I. Talerman, who has served since March 1995, and Mr. John P. McDonnell, who has served since May 1995, are set forth below. The description of the principal occupation is for the entire five-year period unless otherwise indicated.


                                                                   Principal Occupation; Five-Year
                                                                     Employment History; Other
      Name and Age                                                         Directorships
      ------------                                                 ---------------------------------
O. Gordon Brewer, Jr., 60                         Vice President-Finance, Ikon Office Solutions,
                                                  formerly Alco Standard Corporation (distributor of
                                                  office and paper products); Executive Officer,
                                                  Alco Standard Corporation, Director, Corporate
                                                  Insurance and Reinsurance Limited.

Norman V. Edmonson, 56                            Executive Vice President of the Partnership
                                                  since December 1994; Group Vice President
                                                  of the Partnership January 1991 to December 1994.

Eliot M. Fried, 64                                Managing Director, Lehman Brothers Inc.; Director,
                                                  Axsys Technologies, Inc., Jan. 1993 to present;
                                                  Bridgeport Machines, Inc.; Energy Ventures, Inc.;
                                                  Walter Industries, Jan. 1994 to present

Arnold S. Hoffman, 61                             Senior Managing Director, Legg Mason Wood
                                                  Walker, Incorporated; Director, Intelligent
                                                  Electronics Incorporated.

Donald T. Marshall, 63                            Chairman and Chief Executive Officer of
                                                  the Partnership.

John P. McDonnell, 61                             President of the Partnership since December
                                                  1994; Group Vice President of the Partnership
                                                  from 1987 to December 1994.

Ernest L. Ransome, III, 70                        Chairman, Giles & Ransome, Inc.
                                                  (distributor of construction equipment).

Donald A. Scott, 67                               Senior Partner, Morgan, Lewis & Bockius LLP;
                                                  Director, Provident Mutual Life Insurance Company.

Henri I. Talerman, 39                             Managing Director, Lehman Brothers Inc. June 1992
                                                  to present; Senior V.P., Lehman Brothers prior to
                                                  June 1992; Director, McBride plc, May 1993 to
                                                  present; Financier Gerflor SA 1992 to present;
                                                  Advisory Director, Europe Capital Partners.

All directors hold office until the next annual meeting of the sole stockholder of Lehman/SDI, and until their successors are duly elected and qualified.

The executive officers of the Partnership and the Operating Partnership (constituting, except for Mr. Brus, the "Management Employees" referred to herein), each of whom has served as such for the past five years, except as noted, are set forth below:


                                                             Positions with the Partnership;
               Name and Age                                   Five-year Employment History
               ------------                                  --------------------------------
Richard J. Brus, 59                               President, Sun Technology Services since
                                                  1995; President, Activation Division 1992 to
                                                  1995; and Vice President-Sales & Marketing,
                                                  Activation Division, prior to 1992.

Harold J. Cornelius, 48                           Group Vice President.

Joseph M. Corvino, 42                             Vice President-Finance, Chief Financial
                                                  Officer, Treasurer and Secretary since
                                                  December 1995; Vice President and Controller
                                                  prior to December 1995.

Norman V. Edmonson, 56                            Executive Vice President since December
                                                  1994; Group Vice President prior to
                                                  December 1994.

Max W. Hillman, Jr., 50                           Group Vice President

Donald T. Marshall, 63                            Chairman and Chief Executive Officer.

John P. McDonnell, 61                             President and Chief Operating Officer
                                                  since December 1994; Group Vice President
                                                  prior to December 1994.


All executive officers hold office at the pleasure of the board of directors.

Item 11 - Executive Compensation.
---------------------------------


The following table sets forth all cash compensation paid and accrued by the Operating Partnership for services rendered during the three years ended December 31, 1996, by each of the Chief Executive Officer and the four other most highly compensated executive officers of the Partnership and the Operating Partnership whose remuneration exceeded $100,000.


                                                 Summary Compensation Table
                                                 --------------------------

    Name and                                                Annual Compensation              All Other
Principal Position                          Year           Salary          Bonus (1)       Compensation
------------------                         ------          ------          ---------       ------------
Donald T. Marshall                           1996          452,509           45,230           11,749
Chairman and Chief                           1995          488,688            4,347           10,234
Executive Officer                            1994          454,043          221,144            8,185

John P. McDonnell                            1996          358,105           22,692            3,273
President and Chief                          1995          374,451           32,812            2,500
Operating Officer                            1994          295,354           96,915            2,135

Norman V. Edmonson                           1996          308,125          105,600            1,923
Executive Vice President                     1995          333,849           82,200            1,638
                                             1994          300,477           94,400            1,418

Harold J. Cornelius                          1996          280,107            7,101           19,000
Group Vice President                         1995          291,609           27,400             --
                                             1994          275,375          102,729           90,128

Max W. Hillman, Jr                           1996          269,816             --             29,000
Group Vice President                         1995          268,920           36,250           50,186
                                             1994          294,793          104,898          107,632

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

The above table excludes deferred compensation awards earned through 1996 by the executive officers in accordance with the Partnership's Long-Term Performance Share Plan since the awards earned are subject to reduction or forfeiture through 1998 if performance goals are not achieved. The value of the awards credited as of December 31, 1996, for each executive officer are as follows:
Donald T. Marshall $1,126,486; Norman V. Edmonson, $740,261; John P. McDonnell, $354,036; Harold J. Cornelius, $354,036; and Max W. Hillman, $354,036.

Directors of Lehman/SDI, who are not employees of the Partnership or Lehman Brothers Inc. are paid an annual fee of $14,000 and a fee of $1,000 for each board or committee meeting attended. Such fees are paid by the General Partner.

DEFERRED COMPENSATION PLANS
---------------------------

The Partnership's deferred compensation plans are described in Note 11 of Notes to Consolidated Financial Statements. Completion of the Conversion will result in 100% vesting for all participant balances as of the date of the Conversion. The present intention is to continue operation of the plans following the Conversion.

The Partnership's Long-Term Performance Share Plan (the "Share Plan") is based upon annual and cumulative performance for a five-year term ending December 31, 1998. If the Conversion is approved, the participants will be entitled to 100% vesting of the awards earned through December 31, 1996, in accordance with the change-of-control provision of the Share Plan. See "--Change in Control Arrangements." If the conversion is approved, the Share Plan will continue to run from January 1, 1997 to December 31, 1998, to complete the Share Plan's original five-year performance cycle.


CHANGE IN CONTROL ARRANGEMENTS
------------------------------

The executive officers named above were participants in the Operating Partnership's Deferred Compensation Plans (the "Plans") in certain years. Upon a change in control, the Plans provide for payment of all vested and non-vested amounts including accrued interest. The change in control provision is triggered upon a sale of all of the Operating Partnership's business, a change in the General Partner, including its reorganization or a change, other than due to death or retirement, in a majority of the directors of Lehman/SDI during any one-year period. See Note 11 of Notes to Consolidated Financial Statements. As a result of the proposed conversion, the change of control provisions of the Plans will be triggered. Participants were offered an opportunity to defer receipt of amounts available for payment under a new deferred compensation plan, the "Deferred Compensation Plan for Key Employees of SDI Operating Partners, L.P.," effective December 1, 1996. The Partnership estimates that approximately $9.2 million of deferred compensation balances will become payable as a result of the change of control provisions and eligible for elective deferral. Management expects approximately $6.5 million of these balances eligible for payment to be deferred and $2.7 million to be paid. Payments to current and former executive officers are expected to aggregate about $.1 million. Messrs. Marshall, McDonnell and Edmonson have waived their rights to accelerate payments.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

The Compensation Committee of the Board of Directors of Lehman/SDI, consisted of Arnold S. Hoffman, Director. Mr. Hoffman is an officer of Legg Mason Wood Walker, Incorporated, which performed investment banking services for the Partnership during 1996.

Item 12 - Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------



    (a) Security Ownership of Certain Beneficial Owners
        -----------------------------------------------

        Since the Partnership is managed by its General Partner and has no Board of Directors, there are no "voting securities" of the Partnership outstanding within the meaning of Item 403(a) of Regulation S-K and Rule 12b-2 under the Securities Exchange Act of 1934. As set forth under Item 1 of this Annual Report on Form 10-K, the general partner of the General Partner is Lehman/SDI, an indirect, wholly owned subsidiary of Lehman Brothers Holdings, Inc., American Express Tower, World Financial Center, New York, NY 10285-1800.


    (b) Security Ownership of Management
        --------------------------------

        The following table shows for (i) each director, (ii) each executive officer, and (iii) all officers and directors as a group, the beneficial ownership of Class A and Class B Interests of the Partnership as of January 31, 1997. None of the amounts equals more than 1% of the outstanding Class A Interests.

   Name of                       Class A          Class B           Class B
Beneficial Owner                 Amount(l)       Amount(l)      Percent of Class
----------------                 ---------       ---------      ----------------
O. Gordon Brewer, Jr              3,000             1,000            --(5)
Richard J. Brus                   1,186             2,500            --(5)
Joseph M. Corvino                 1,415           105,546            --(5)
Harold J. Cornelius                 200               200            --(5)
Norman V. Edmonson                4,900         1,300,916              6.0%
Eliot M. Fried                     --               --(2)            --(2)
Max W. Hillman, Jr                4,000            10,000            --(5)
Arnold S. Hoffman                13,000(3)         13,000(2)(3)      --(5)
Donald T. Marshall               30,311         2,075,232              9.6%
John P. McDonnell                 7,711           623,071              2.9%
Ernest L. Ransome, III            5,000(4)          5,000(4)         --(5)
Donald A. Scott                   9,000             9,000            --(5)
Henri I. Talerman                  --               --(2)            --(2)
All directors and executive
  officers as a group            79,723         4,145,465             19.1%
-----------------------

(1) In addition to the Interests listed, the Management Employees beneficially own limited partnership interests in the General Partner (the "GP Interests"). The GP Interests held by the Management Employees collectively represent 46.2% of the limited partnership interests in the General Partner. The General Partner owns 1% of the Partnership and the Operating Partnership. The table does not include the GP Interests owned by the Management Employees.

(2) Does not include (i) 108,554 B Interests owned by Lehman LTD I, Inc., or
    (ii) 5,788,124 B Interests owned by Lehman Brothers Capital Partners I ("Capital Partners"), affiliates of Lehman Brothers Inc. Messrs. Hoffman and Fried, as limited partners of Capital Partners, derive economic benefit of approximately 1% from interests held by Capital Partners. An affiliate of Lehman Brothers Inc., of which Messrs. Fried and Talerman are officers, also owns all of the capital stock of Lehman/SDI which is the general partner of the GP and holds the remaining interest in the GP not owned by the Management Employees.

(3) 3,000 of these A and B Interests are owned by Hoffman Investment Co., of which Mr. Hoffman is Managing Partner. In addition, Mr. Hoffman's children own 3,000 A and B Interests with respect to which he disclaims beneficial ownership.

(4) 2,500 of these A and B Interests are held in a trust, of which Mr. Ransome is a trustee.

(5) Represents less than 1% of the outstanding B Interests.

-----------------------

   (c) Changes In Control
       ------------------

       Not applicable.

Item 13 - Certain Relationships and Related Transactions.
---------------------------------------------------------


MANAGEMENT FEE
--------------

The Operating Partnership pays a Management Fee to the General Partner. The Management Fee, payable annually on March 31 (with respect to the preceding year), is equal to 3% of the aggregate initial capital investment of $110,995,730 by the limited partners. The amount of the Management Fee payable on March 31, 1997, is $3,329,872. The amount of management fee paid in 1996 with respect to 1995 was $3,329,872. See footnotes (1) and (2) to "Security Ownership of Management" under Item 12 for ownership of the General Partner. The interests of Lehman/SDI, and the Management Employees, in the fee for 1996 were as follows: Lehman/SDI, $1,791,471; Harold J. Cornelius, $92,304; Joseph M. Corvino, $30,768; Norman V. Edmonson, $384,600; Max W. Hillman, Jr., $92,304; Donald T. Marshall, $599,977; and John P. McDonnell, $184,608.


CERTAIN BUSINESS RELATIONSHIPS
------------------------------

Mr. Scott is a partner in Morgan, Lewis & Bockius LLP, a law firm that has performed services for the Partnership during the last fiscal year.

Messrs. Fried and Talerman are officers of Lehman Brothers Inc., which performed investment banking services for the Partnership during 1996.

Mr. Hoffman is an officer of Legg Mason Wood Walker, Incorporated, which performed investment banking services for the Partnership during 1996.

The Partnership proposes to have these firms perform similar services as needed during the current fiscal year.

                                     PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 10-K.
----------------------------------------------------------------------------

        (a) Documents Filed as a Part of the Report:
            ----------------------------------------

            1. Financial Statements.
               ---------------------

               The information concerning financial statements called for by
Item 14 of Form 10-K is set forth in Part II, Item 8 of this annual report on Form 10-K.


            2. Financial Statement Schedules.
               ------------------------------

               The information concerning financial statement schedules called for by Item 14 of Form 10-K is set forth in Part II, Item 8 of this annual report on Form 10-K.


            3. Exhibits, Including Those Incorporated by Reference.
               ----------------------------------------------------

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

                       (b) Amendment No. 1 to Note Purchase Agreement (7)
                           (Exhibit 4.1)
                       (c) Amendment No. 2 to Note Purchase Agreement (7)
                           (Exhibit 4.1)
                     **(d) Amendment No. 3 to Note Purchase Agreement

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

                       (b) Amendment No. 1 to Credit Agreement (9)
                           (Exhibit 10.3(b))
                       (c) Amendment No. 2 to Credit Agreement (9)
                           (Exhibit 10.3(c))
                       (d) Amendment No. 3 to Credit Agreement (9)
                           (Exhibit 10.3(d))
                       (e) Amendment No. 4 to Credit Agreement (7)
                           (Exhibit 10.1(e))
                       (f) Amendment No. 5 to Credit Agreement (10)
                           (Exhibit 10.1(f))
                     **(g) Amendment No. 6 to Credit Agreement

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

                     (7) Filed on May 12, 1995, as an exhibit to Quarterly
                         Report on Form 10Q for the quarterly period ended March 31, 1995.

                     (8) Filed on March 31, 1993, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1992.

                     (9) Filed on March 31, 1994, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1993.

                    (10) Filed on March 31, 1996 as an exhibit to Annual Report on Form 10K for the year ended December 31, 1995.

                     * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

                    **   Filed herewith

               (b) Reports on Form 8-K.
                   --------------------

                   The Partnership filed a report on Form 8-K as of December 11, 1996 to report the Registrant's announcement that the Board of Directors of Lehman/SDI, Inc., had approved the terms upon which it is proposed to convert the master limited partnership to corporate form. In addition, the Partnership announced plans to restructure its Technology Services divisions (formerly Fluid Power divisions) and its Glass Merchandising business.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SUNSOURCE L.P.

                                    By:  SDI Partners I, L.P.,
                                           General Partner

                                    By: Lehman/SDI, Inc.,
                                           General Partner



Date:  March 20, 1997               By:/s/ Donald T. Marshall
                                       ----------------------
                              Title:   Chairman and Chief
                                       Executive Officer

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


      Signature                      Capacity                        Date
      ---------                      --------                        ----


/s/ O. Gordon Brewer, Jr.       Director, Lehman/SDI, Inc.       March 20, 1997
------------------------------
O. Gordon Brewer, Jr.


/s/ Norman V. Edmonson          Director, Lehman/SDI, Inc.       March 20, 1997
------------------------------
Norman V. Edmonson

/s/ Eliot M. Fried              Director, Lehman/SDI, Inc.      March 20, 1997
------------------------------
Eliot M. Fried



/s/ Arnold S. Hoffman           Director, Lehman/SDI, Inc.      March 20, 1997
------------------------------
Arnold S. Hoffman



/s/ Donald T. Marshall          Director, Lehman/SDI, Inc.      March 20, 1997
------------------------------
Donald T. Marshall



/s/ John P. McDonnell           Director, Lehman/SDI, Inc.      March 20, 1997
------------------------------
John P. McDonnell



/s/ Ernest L. Ransome, III      Director, Lehman/SDI, Inc.      March 20, 1997
------------------------------
Ernest L. Ransome, III



/s/ Donald A. Scott             Director, Lehman/SDI, Inc.       March 20, 1997
------------------------------
Donald A. Scott



/s/ Henri I. Talerman           Director, Lehman/SDI, Inc.       March 20, 1997
------------------------------
Henri I. Talerman



/s/ Joseph M. Corvino           Principal Financial Officer      March 20, 1997
------------------------------
Joseph M. Corvino



/s/ John J. Dabrowski           Principal Accounting Officer     March 20, 1997
------------------------------
John J. Dabrowski