Form 10-Q
period 1997-03-31
SUNSOURCE LP
filed 1997-05-15
CIK 807396

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended March 31, 1997


Commission file number 1-9375


                           SunSource L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      23-2439550
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


       2600 One Logan Square
       Philadelphia, Pennsylvania                                19103
----------------------------------------                       ---------
(Address of principal executive offices)                       (Zip Code)


                                   (215) 665-3650
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                   Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              YES  X   NO
                                                    ---     ---
                                                                    Page 1 of 15

                                 SUNSOURCE L.P.

                                      INDEX





PART I.  FINANCIAL INFORMATION                                           PAGE(S)

        Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 1997 (Unaudited), December 31, 1996, and March 31, 1996
                  (Unaudited)                                               3

                  Consolidated Statements of Income for
                  the three months ended March 31, 1997 and 1996
                  (Unaudited)                                               4

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1997 and 1996
                  (Unaudited)                                               5

                  Consolidated Statements of Changes in Partners'
                  Capital for the years ended December 31, 1994, 1995
                  and 1996 and for the three months ended March 31, 1997    6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                              7-8

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9-13


PART II.       OTHER INFORMATION                                           14




SIGNATURES                                                                 15

                          SUNSOURCE L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                             March 31,                        March 31,
                                                               1997        December 31,         1996
               ASSETS                                       (Unaudited)       1996          (Unaudited)
               ------                                      -------------  -------------    ------------
Current assets:
  Cash and cash equivalents                                $    3,096     $    1,666       $      633
  Accounts and notes receivable, net                           91,710         78,578           82,199
  Inventories                                                 101,379        102,396           93,847
  Other current assets                                          4,819          4,672            5,435
                                                           -----------    -----------      ----------
        Total current assets                                  201,004        187,312          182,114
Property and equipment, net                                    21,442         21,409           20,156
Goodwill                                                       42,661         43,036           43,915
Other intangibles                                                 524            667            1,141
Deferred income taxes                                           5,331          5,007            3,098
Cash surrender value of
 life insurance policies                                        4,437          4,566            2,999
Other assets                                                      640            558              527
                                                           -----------    -----------      ----------
        Total assets                                       $  276,039     $  262,555       $  253,950
                                                           ===========    ===========      ==========

        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable, trade                                  $   54,745     $   48,557       $   46,428
  Notes payable                                                 1,717          2,670            2,815
  Current portion of senior notes                               6,395          6,395            6,395
  Current portion of capitalized
   lease obligations                                              135            107               --
  Distributions payable to partners                             1,944          1,857            1,715
  Bank revolving credit                                        20,000             --               --
  Accrued expenses:
   Salaries and wages                                           4,287          5,696            3,879
   Interest on senior notes                                     1,892            473            2,081
   Management fee due the general partner                         821          3,330              821
   Income and other taxes                                       3,310          2,695            3,429
   Other accrued expenses                                      14,934         14,751           14,505
                                                           -----------    -----------      ----------
        Total current liabilities                             110,180         86,531           82,068
Senior notes                                                   57,539         57,539           63,934
Bank revolving credit                                              --         11,000            4,000
Capitalized lease obligations                                     647            504               --
Deferred compensation                                           8,837          8,644            7,949
Other liabilities                                               3,721          3,718            1,336
                                                           -----------    -----------      ----------
        Total liabilities                                     180,924        167,936          159,287
                                                           -----------    -----------      ----------

Commitments and contingencies
Partners' capital:
 General partner                                                  969            960              959
 Limited partners:
  Class A interests; 11,099,573
   outstanding                                                 67,642         67,642           67,642
  Class B interests; 21,675,746
   outstanding                                                 29,868         29,040           28,869
  Class B interests held in treasury                           (1,514)        (1,514)          (1,514)
 Cumulative foreign currency
  translation adjustment                                       (1,850)        (1,509)          (1,293)
                                                           -----------    -----------      -----------
        Total partners' capital                                95,115         94,619           94,663
                                                           -----------    -----------      ----------
        Total liabilities and
          partners' capital                                $  276,039     $  262,555       $  253,950
                                                           ===========    ===========      ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED
         (dollars in thousands, except for partnership interest amounts)

                                                      March 31,       March 31,
                                                        1997            1996
                                                    -----------     -----------
Net sales                                           $   169,016     $   154,892
Cost of sales                                           101,416          92,992
                                                    ------------    -----------
   Gross profit                                          67,600          61,900
                                                    ------------    -----------

Operating expenses:
  Selling, general and administrative expenses           58,690          54,169
  Management fee to general partner                         821             821
  Depreciation                                            1,018             868
  Amortization                                              455             485
                                                    ------------    -----------
   Total operating expenses                              60,984          56,343
                                                    ------------    -----------

Transaction costs                                           350              --
                                                    ------------    -----------

   Income from operations                                 6,266           5,557

Interest income                                              36              32
Interest expense                                          1,867           1,659
Other income, net                                           113               4
                                                    ------------    -----------
    Income before provision for income taxes              4,548           3,934

Income tax benefit                                          (28)            (76)
                                                    ------------    ------------

    Net income                                      $     4,576     $     4,010
                                                    ============    ===========

Net income allocated to partners:

  General partner                                   $        46     $        40
                                                    -----------     -----------
  Class A limited partners                          $     3,052     $     3,052
                                                    -----------     -----------
  Class B limited partners                          $     1,478     $       918
                                                    -----------     -----------


Earnings per Limited partnership interest:

        Net Income
        - Class A interest                          $      0.27     $      0.27
        - Class B interest                          $      0.07     $      0.04

Weighted average number of outstanding limited partnership interests:

        - Class A interests                          11,099,573      11,099,573
        - Class B interests                          21,675,746      21,675,746


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED
                             (dollars in thousands)

                                                     March 31,      March 31,
                                                       1997           1996
                                                   ------------   ------------
Cash flows from operating activities:
  Net income                                       $     4,576    $     4,010
  Adjustments to reconcile net income to net
   cash (used for) provided by
   operating activities:
    Depreciation and amortization                        1,473          1,353
    Decrease in cash value of life insurance               129             --
    Transaction costs                                      350             --
    Provision for deferred compensation                    817            707
    Deferred income tax benefit                           (324)          (254)
    Changes in current operating items:
     Increase in accounts and notes receivable         (13,132)        (6,375)
     Decrease in inventories                             1,017          2,175
     Increase in other current assets                     (147)          (693)
     Increase in accounts payable                        6,188          3,991
     Increase in accrued interest                        1,419          1,561
     Decrease in accrued restructuring charges
      and transaction costs                               (719)            --
     Decrease in other accrued liabilities              (3,276)        (4,483)
    Other items, net                                      (452)            96
                                                   ------------   -----------

    Net cash (used for) provided by
     operating activities                               (2,081)         2,088
                                                   ------------   -----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment             252              4
  Capital expenditures                                  (1,016)          (834)
  Other, net                                               (52)           (42)
                                                   ------------   ------------

    Net cash used for investing activities                (816)          (872)
                                                   ------------   ------------

Cash flows from financing activities:
  Cash distributions to partners                        (3,690)       (10,545)
  Borrowing under the bank credit agreement, net         9,000          4,000
  Borrowings (repayments) under other
    credit facilities, net                                (953)            62
  Principal payments under capitalized
    lease obligations                                      (30)            --
                                                   ------------   -----------

    Net cash provided by (used for)
     financing activities                                4,327         (6,483)
                                                   ------------   ------------

Net increase (decrease) in cash
 and cash equivalents                                    1,430         (5,267)

Cash and cash equivalents at beginning of period         1,666          5,900
                                                   ------------   -----------

Cash and cash equivalents at end of period         $     3,096    $       633
                                                   ============   ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                              FOR THE PERIODS ENDED
                             (dollars in thousands)




                                PARTNERS' CAPITAL

                                                                                               Cumulative
                                                                                                Foreign
                                                   Class A         Class B       Class B      Translation
                                      General      Limited         Limited       Treasury      Adjustment       TOTAL
                                      -------      -------         --------      --------     -----------       -----
Balance, December 31, 1995           $    963     $ 67,642        $ 29,252      $ (1,514)     $  (1,400)      $ 94,943

  Net income                               40        3,052             918            --             --          4,010

  Cash distributions paid and/or
    declared to partners                  (44)      (3,052)         (1,301)           --             --         (4,397)

  Change in cumulative foreign
    translation adjustment                 --           --              --            --            107            107
                                     --------     --------        --------      --------      ---------       --------

Balance, March  31, 1996                  959       67,642          28,869        (1,514)        (1,293)        94,663

  Net income                              153        9,158           5,946            --             --         15,257

  Cash distributions paid and/or
    declared to partners                 (152)      (9,158)         (5,775)           --             --        (15,085)

  Change in cumulative foreign
    translation adjustment                 --           --              --            --           (216)          (216)
                                     --------     --------        --------      --------      ---------       --------

Balance, December  31, 1996               960       67,642          29,040        (1,514)        (1,509)        94,619

  Net income                               46        3,052           1,478            --             --          4,576

  Cash distributions paid and/or
    declared to partners                  (37)      (3,052)           (650)           --             --         (3,739)

  Change in cumulative foreign
    translation adjustment                 --           --              --            --           (341)          (341)
                                     --------     --------        --------      --------      ---------       --------

Balance, March  31, 1997             $    969     $ 67,642        $ 29,868      $ (1,514)      $ (1,850)      $ 95,115
                                    =========     ========        ========      ========      =========       ========

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

The accompanying consolidated financial statements and related notes are unaudited, except for the balance sheet as of December 31, 1996; however, in management's opinion all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of financial position, income and cash flows for the periods shown have been reflected. Results for the interim period are not necessarily indicative of those to be expected for the full year.

Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to Form 10-Q requirements although the Partnership believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's report on Form 10-K for the year ended December 31, 1996.

2.   Related Party Transaction:

In March 1997, the Operating Partnership paid the 1996 management fee of $3,330 due the General Partner, SDI Partners I, L.P. (the "GP").

3.   Distributions:

On December 19, 1996, the Partnership in anticipation of its conversion to corporate form, suspended payment of the monthly tax-related distributions to Class B interest holders effective January 1, 1997, through March 31, 1997. Due to the delay in completion of the proposed corporate conversion, the Partnership resumed payment of monthly advance Class B tax distributions in April 1997. On April 30, 1997, the Partnership paid a B tax distribution in the amount of $.03 per B Interest to holders of record April 1, 1997. On April 18, 1997, the Partnership declared a B tax distribution in the amount of $.03 per B interest payable May 30, 1997, to holders of record May 1, 1997. The Partnership intends to pay this monthly rate to Class B holders until the effective date of the conversion since it expects to allocate sufficient Class B taxable income in the shortened tax year from January 1, 1997, through the effective date to require the B tax distribution payment. The balance of the required 1997 Class B tax distribution, if any will be paid on or before March 31, 1998.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)


4.  Lines of Credit and Long-Term Debt:

As of March 31, 1997, the Operating Partnership had $24,399 available under its $50,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through December 31, 1997. The $25,601 outstanding under the Bank Credit Agreement consisted of bank borrowings amounting to $20,000 as reflected on the Partnership's consolidated balance sheet at March 31, 1997, and letter of credit commitments aggregating $5,601. The $20,000 in bank borrowings is included in the Partnership's current liabilities as of March 31, 1997.

The Operating Partnership has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of March 31, 1997. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit for working capital purposes of which no amount was outstanding at March 31, 1997.

On March 4, 1997, the Operating Partnership received the last of two financing commitments which together aggregate $150,000 from lenders. These commitments are available to the Partnership until June 30, 1997. The Partnership intends to utilize the debt capacity to fund transaction costs and other payments related to its conversion to corporate form, refinance its current outstanding senior notes of $63,934 as of March 31, 1997, including interest thereon and related make-whole amount of approximately $5,000, and outstanding bank revolver borrowings of $20,000 as of March 31, 1997. Also, the new credit facilities will provide working capital for reinvestment in the Partnership's businesses and acquisition capital for future growth. The new financing commitments consist of a $60,000 five-year fixed rate note at 7.66% and a $90,000 five-year bank revolver with terms and conditions more favorable than the Partnership's existing senior notes and bank credit lines including less restrictive covenants and an effective interest rate reduction of approximately 1.00%.

Consummation of the refinancing with the new credit facilities is contingent upon approval of the Partnership's conversion into corporate form and certain other terms and conditions of closing being satisfied in a manner acceptable to the lenders.

5.   Contingencies:

On February 27, 1996, a lawsuit was filed against the Operating Partnership by the buyer of its Dorman Products division for alleged misrepresentation of certain facts by the Partnership upon which the buyer allegedly based its offer to purchase Dorman. The complaint seeks damages of approximately $21,000.

On January 16, 1997, a holder of B Interests filed a purported class action alleging that the terms of the Conversion unfairly transfer substantial equity to the General Partner to the detriment of the B Interests and constitute a breach of fiduciary duty. A second complaint containing substantially identical allegations was filed by a limited partner on February 11, 1997. The cases have been consolidated and an amended complaint was filed on April 16, 1997, which added claims for breach of contract and breach of covenant of good faith and fair dealing.

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

Conversion to Corporate Form

On December 11, 1996, the Partnership announced the terms of a plan to convert from its current limited partnership structure to a taxable C corporation, which must be approved by a majority of the holders of the Class A and Class B interests unaffiliated with SDI Partners I, L.P., the General Partner, each voting separately as a class. In connection with the conversion of the partnership to corporate form (the "Conversion"), the Partnership intends to refinance its outstanding debt. The conversion and refinancing transaction will be effected through the formation of a new corporation, SunSource Inc., of which the Operating Partnership would be a wholly-owned subsidiary partnership. On December 30, 1996, and amended thereafter, the Partnership filed a preliminary proxy statement with the U.S. Securities and Exchange Commission (the "SEC") relating to the proposed transaction. Review by the SEC and mailing of the proxy statement are pending. The Partnership expects to complete the Conversion by July 31, 1997.

The Partnership has recorded $2.5 million of transaction costs related to the proposed conversion as of March 31, 1997 ($2.1 million in the fourth quarter of 1996 and $.4 million in the first quarter of 1997) and anticipates incurring an additional $1.1 million of transaction costs to complete the conversion process.

Results of Operations

        Three Months Ended March 31, 1997 and March 31, 1996

Net income for the quarter ended March 31, 1997, was $4.6 million compared with $4.0 million in 1996. The results for the first quarter of 1997 included a $.4 million charge for transaction costs associated with the proposed conversion to a C corporation. Excluding this non-recurring item, net income increased $.9 million or 22.8% over the first quarter of 1996.

Net sales increased $14.1 million or 9.1% over the first quarter of 1996 resulting primarily from an increase in the volume of products sold due to continued strengthening in existing product markets as well as additional market penetration from new product lines and value-added services. Sales recorded in the first quarter of 1997 were $169.0 million compared with the first quarter of 1996 of $154.9 million.

Sales increases (decreases) by business segment are as follows:

                                                       Sales Increase (Decrease)
                                                       -------------------------
                                                       Amount               %
                                                       ------              ---
               Industrial Services
                  Technology Services                 $   5.9 million      8.1 %
                  Inventory Management                    5.5 million     14.5 %
                                                      -------
                      Total Industrial Services          11.4 million     10.3 %
               Hardware Merchandising                     4.1 million     18.5 %
               Glass Merchandising                       (1.4)million     (6.6)%
                                                      -------
                      Total Partnership               $  14.1 million      9.1 %
                                                      =======

The sales increase in the Hardware Merchandising segment is due primarily to an expansion of Hillman's customer base and market penetration from new product lines associated with the Curtis acquisition. The increase in sales in the Inventory Management divisions is comprised of sales growth primarily from new inventory management programs of $4.2 million and in maintenance products of $1.3 million.

The decline in sales volume in the Glass Merchandising Segment is attributable to decreases in retail flat glass, wholesale glass and other product line sales aggregating $1.8 million, offset by an increase in retail automotive glass sales of $.4 million.

Cost of sales increased $8.4 million or 9.1% from the first quarter of 1996, due primarily to increased sales levels in the comparison period. The 1996 period also reflects a reclassification of $.6 million in costs from selling, warehouse and delivery and general and administrative expense (S,G&A) to cost of sales.

Gross margins were 40.0% in the first quarter of 1997 and 1996, comprised by business segment as follows:
                                                              1st Quarter
                                                              -----------
                                                      1997                  1996
                                                      ----                  ----
               Industrial Services
                  Technology Services                25.8%                 25.7%
                  Inventory Management               58.5%                 63.0%
                      Total Industrial Services      37.3%                 38.4%
               Hardware Merchandising                51.8%                 50.6%
               Glass Merchandising                   40.8%                 36.9%

The erosion in gross margin in the Industrial Services segment is due mainly to competitive pricing pressures and changes in sales mix, primarily in the Inventory Management divisions.

Gross margins in the Hardware Merchandising segment increased due to reduced packaging costs from the comparable 1996 period.

The increase in gross margins in the Glass Merchandising segment is due primarily to improved purchasing management in retail glass and exiting from low-margin product lines.

SG&A expenses increased by $4.5 million or 8.3% over the first quarter of 1996, comprised as follows: increased selling expenses of $2.0 million or 7.5%, supporting increased 1997 sales levels; increased warehouse and delivery expenses of $.9 million or 9.2% due to the addition of five large in-plant accounts in the Industrial Services segment and expansion programs by certain operating units; and increased general and administrative expenses of $1.6 million or 9.2% to support the increased number of system accounts in the Industrial Services segment and the overall increase in 1997 sales levels.

S,G&A expenses as a percentage of sales, were as follows:

                                                         1st Quarter
                                                         -----------
                                                  1997                 1996
                                                  ----                 ----
        Selling Expenses                          16.7%                17.0%
        Warehouse and Delivery Expenses            6.2%                 6.2%
        General and Administrative Expenses       11.8%                11.8%
                                                  -----                -----
               Total S,G&A Expenses               34.7%                35.0%
                                                  =====                =====

Overall, as a percentage of sales, total S,G&A expense decreased due mainly to the increase in sales levels in relation to the fixed cost component of S,G&A expenses.

As calculated in accordance with the partnership agreement, the management fee due the General Partner (the "GP") annually amounts to $3.3 million which is based on 3% of the aggregate initial capital investment ($111 million) of the limited partners. The management fee is accrued each quarter in the amount of approximately $.8 million.

Interest expense increased $.2 million in the comparison period due primarily to increased borrowing levels under the Partnership's revolving credit facility to support working capital requirements, offset by reduced financing costs from the scheduled principal repayment on senior notes in the amount of $6.4 million on December 1, 1996.

Other income increased by $.1 million in the comparison period due primarily to gains from the sale of fixed assets.

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

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Partnership. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Partnership. The net income allocation resulted in $.27 of income per Class A limited partnership interest for the quarters ended March 31, 1997 and March 31, 1996; and $.07 of income per Class B limited partnership interest in the first quarter of 1997 compared with $.04 of income per Class B interest for the first quarter of 1996. Income per Class B interest in 1997 includes non-recurring transaction costs related to the proposed conversion to corporate form of $.01. Excluding the transaction costs, income per Class B limited partnership interest amounted to $.08 in the first quarter of 1997 compared with $.04 in the first quarter of 1996.

Liquidity and Capital Resources

Net cash used for operations in the first quarter of 1997 was $2.1 million compared with net cash provided by operations in the first quarter of 1996 of $2.1 million, a change of $4.2 million. This change was due primarily to increased working capital investment in operations in the comparison period of approximately $4.8 million offset by increased net income of $.6 million. The Partnership's net interest coverage ratio (earnings before interest, taxes and gain on sale of divisions over net interest expense) improved to 3.68X in the first quarter of 1997 from 3.42X in the comparable prior year period.

The Partnership's cash position of $3.1 million as of March 31, 1997, decreased $1.4 million from the balance at December 31, 1996. Cash was provided during this period primarily from borrowings under the bank credit agreement of $9.0 million and proceeds from the sale of property and equipment of $.3 million. Cash was used during this period predominantly for operations, distributions to the general and limited partners, capital expenditures, repayments under other credit facilities and other items in the amounts of $2.1 million, $3.7 million, $1.0 million, $1.0 million and $.1 million, respectively.

The Partnership's working capital position of $90.8 million at March 31, 1997, represents a decrease of $10.0 million from the December 31, 1996 level of $100.8 million. The decrease is attributable to an increase in current liabilities of $20.0 million as a result of the classification of bank revolver debt as current at March 31, 1997, an increase in interest payable on senior notes of $1.4 million, and an increase in distributions payable to partners of $.1 million; offset by reinvestment in working capital of $7.6 million, an increase in cash balance of $1.4 million and a decrease in management fee payable to the General Partner of $2.5 million. The Partnership's current ratio decreased to 1.82 at March 31, 1997 from the December 31, 1996 level of 2.16, primarily as a result of the classification of bank revolver debt as current at March 31, 1997, compared with long-term at December 31, 1996.

As of March 31, 1997, the Partnership's total debt as a percentage of its consolidated capitalization is 46.6% compared with 43.7% as of March 31, 1996.

The Partnership's existing bank credit facility of $50 million expires December 31, 1997. Financing commitments of $150 million are available to the Partnership until June 30, 1997, to fund costs related to its conversion to corporate form, prepay its existing senior notes and provide capital for internal and acquisition growth. The new financing arrangements will provide capital for a five-year term from the date of conversion to corporate form. If the Conversion is not consummated, an extension of the Partnership's existing bank credit facility beyond December 31, 1997, will be requested. See Note 4 of Notes to Financial Statements.

The Partnership anticipates spending approximately $4.7 million for capital expenditures in 1997, primarily for machinery and equipment.

As of March 31, 1997, the Operating Partnership had $24.4 million available under its $50.0 million Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through December 31, 1997. The $25.6 million outstanding under the Bank Credit Agreement consisted of bank borrowings totaling $20.0 million and Letter of Credit commitments aggregating $5.6 million. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at March 31, 1997.

On March 31, 1997, the Partnership distributed the balance of the tax distribution due of $.0265 per Class B Interest to holders of record for the entire year of 1996 which amounted to $.6 million in the aggregate. The 1996 Class B tax distribution amounted to $7.7 million or $.35 per B interest, which was partially paid in the amount of $.02 per B interest per month for the period January through April 1996 and in the amount of $.03 per B interest per month for the period May through December 1996.

The Partnership suspended the payment of monthly advance B tax distributions effective January 1, 1997 through March 31, 1997, pending the conversion to corporate form. Due to the delay in completion of the proposed corporate conversion, the Partnership resumed payment of monthly advance Class B tax distributions in April 1997 in the amount of $.03 per B Interest. On April 18, 1997, the Partnership declared a B tax distribution in the amount of $.03 per B Interest payable May 30, 1997, to holders of record May 1, 1997. The Partnership intends to pay this monthly rate to Class B holders until the effective date of the conversion since it expects to allocate sufficient Class B taxable income in the shortened tax year from January 1, 1997, through the effective date to require the B tax distribution payment. The balance of the required 1997 Class B tax distribution, if any will be paid on or before March 31, 1998.

See Item 3 - Legal Proceedings, of Form 10-K dated December 31, 1996, and Note 5 of Notes to Consolidated Financial Statements, for the description of a lawsuit with respect to the sale of the Partnership's Dorman Products Division and lawsuits involving the Partnership's General Partner related to the proposed Conversion to corporate form. Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Partnership's business. Those legal proceedings incidental to the business of the Partnership are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Partnership.

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







DATE:  May 15, 1997