Form 10-Q
period 1997-06-30
SUNSOURCE LP
filed 1997-08-18
CIK 807396

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended June 30, 1997
                               -------------

Commission file number 1-9375
                       ------

                                 SunSource L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              23-2439550
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


       2600 One Logan Square
       Philadelphia, Pennsylvania                                     19103
---------------------------------------                              --------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES   [X]       NO   [ ]

                                 SUNSOURCE L.P.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                        PAGE(S)

        Item 1.   Consolidated Financial Statements

                      Consolidated Balance Sheets as of June 30, 1997
                      (Unaudited), December 31, 1996, and June 30, 1996
                      (Unaudited)                                                         3

                      Consolidated Statements of Income for
                      the Three Months ended June 30, 1997 and 1996
                      (Unaudited)                                                         4

                      Consolidated Statements of Income for
                      the Six Months ended June 30, 1997 and 1996
                      (Unaudited)                                                         5

                      Consolidated Statements of Cash Flows
                      for the Three Months ended June 30, 1997 and 1996
                      (Unaudited)                                                         6

                      Consolidated Statements of Cash Flows
                      for the Six Months ended June 30, 1997 and 1996
                      (Unaudited)                                                         7

                      Consolidated Statements of Changes in Partners'
                      Capital for the six months ended June 30, 1996,
                      December 31, 1996 and June 30, 1997.                                8

                      Notes to Consolidated Financial Statements
                      (Unaudited)                                                         9-10

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                11-17


PART II.       OTHER INFORMATION                                                         18




SIGNATURES                                                                               19


                          SUNSOURCE L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                             June 30,                          June 30,
                                                               1997        December 31,          1996
               ASSETS                                       (Unaudited)       1996           (Unaudited)
               ------                                      -------------  -------------     ------------
Current assets:
  Cash and cash equivalents                                $    6,085    $    1,666       $    1,442
  Accounts and notes receivable, net                           94,775        78,578           86,758
  Inventories                                                 101,450       102,396           95,514
  Other current assets                                          4,701         4,672            4,289
                                                           ----------    ----------       ----------
        Total current assets                                  207,011       187,312          188,003
Property and equipment, net                                    21,306        21,409           20,401
Goodwill                                                       42,335        43,036           43,551
Other intangibles                                                 379           667              980
Deferred income taxes                                           5,667         5,007            3,710
Cash surrender value of
 life insurance policies                                        4,894         4,566            2,988
Other assets                                                      541           558              590
                                                           ----------    ----------       ----------
        Total assets                                       $  282,133    $  262,555       $  260,223
                                                           ==========    ==========       ==========

        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------
Current liabilities:
  Accounts payable, trade                                  $   53,129    $   48,557       $   51,465
  Notes payable                                                 1,410         2,670            2,371
  Current portion of senior notes                               6,395         6,395            6,395
  Current portion of capitalized
   lease obligations                                              135           107               --
  Distributions payable to partners                             1,943         1,857            1,936
  Bank revolving credit                                        21,000            --               --
  Accrued expenses:
   Salaries and wages                                           5,282         5,696            4,573
   Interest on senior notes                                       473           473              520
   Management fee due the general partner                       1,651         3,330            1,651
   Income and other taxes                                       3,094         2,695            3,072
   Other accrued expenses                                      15,981        14,751           13,935
                                                           ----------    ----------       ----------
        Total current liabilities                             110,493        86,531           85,918
Senior notes                                                   57,539        57,539           63,934
Bank revolving credit                                              --        11,000            3,000
Capitalized lease obligations                                     609           504               --
Deferred compensation                                          10,218         8,644            8,178
Other liabilities                                               3,758         3,718            1,289
                                                           ----------    ----------       ----------
        Total liabilities                                     182,617       167,936          162,319
                                                           ----------    ----------       ----------

Commitments and contingencies
Partners' capital:
 General partner                                                1,010           960              992
 Limited partners:
  Class A interests;
   11,099,573 outstanding                                      67,642        67,642           67,642
  Class B interests;
   21,675,746 outstanding                                      33,966        29,040           32,096
  Class B interests held in treasury                           (1,514)       (1,514)          (1,514)
 Cumulative foreign currency
  translation adjustment                                       (1,588)       (1,509)          (1,312)
                                                           ----------    ----------       ----------
        Total partners' capital                                99,516        94,619           97,904
                                                           ----------    ----------       ----------
        Total liabilities and
          partners' capital                                $  282,133    $  262,555       $  260,223
                                                           ==========    ==========       ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED
         (dollars in thousands, except for partnership interest amounts)

                                                                             June 30,             June 30,
                                                                               1997                 1996
                                                                          -----------          -----------
Net sales                                                                 $   181,643          $   167,500
Cost of sales                                                                 107,835              101,101
                                                                          -----------          -----------
   Gross profit                                                                73,808               66,399
                                                                          -----------          -----------

Operating expenses:
  Selling, general and administrative expenses                                 59,966               55,029
  Management fee to general partner                                               830                  830
  Depreciation                                                                  1,000                  901
  Amortization                                                                    451                  465
                                                                          -----------          -----------
   Total operating expenses                                                    62,247               57,225
                                                                          -----------          -----------

Transaction costs                                                                 275                   --
                                                                          -----------          -----------

   Income from operations                                                      11,286                9,174

Interest income                                                                    19                   12
Interest expense                                                                1,923                1,769
Other income (expense), net                                                      (133)                 503
                                                                          -----------          -----------
    Income before provision for income taxes                                    9,249                7,920

Income tax provision (benefit)                                                     56                 (393)
                                                                          -----------          -----------

    Net income                                                            $     9,193          $     8,313
                                                                          ===========          ===========

Net income allocated to partners:

  General partner                                                         $        92          $        83
                                                                          -----------          -----------
  Class A limited partners                                                $     3,053          $     3,053
                                                                          -----------          -----------
  Class B limited partners                                                $     6,048          $     5,177
                                                                          -----------          -----------


Earnings per Limited partnership interest:

        Net Income
        - Class A interest                                                $      0.28          $      0.28
        - Class B interest                                                $      0.28          $      0.24

Weighted average number of outstanding limited partnership interests:

        - Class A interests                                                11,099,573           11,099,573
        - Class B interests                                                21,675,746           21,675,746

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                            FOR THE SIX MONTHS ENDED
         (dollars in thousands, except for partnership interest amounts)

                                                                             June 30,             June 30,
                                                                               1997                 1996
                                                                          -----------          -----------
Net sales                                                                 $   350,659          $   322,392
Cost of sales                                                                 209,251              194,093
                                                                          -----------          -----------
   Gross profit                                                               141,408              128,299
                                                                          -----------          -----------

Operating expenses:
  Selling, general and administrative expenses                                118,656              109,198
  Management fee to general partner                                             1,651                1,651
  Depreciation                                                                  2,018                1,769
  Amortization                                                                    906                  950
                                                                          -----------          -----------
   Total operating expenses                                                   123,231              113,568
                                                                          -----------          -----------

Transaction costs                                                                 625                   --
                                                                          -----------          -----------

   Income from operations                                                      17,552               14,731

Interest income                                                                    55                   44
Interest expense                                                                3,790                3,428
Other income (expense), net                                                       (20)                 507
                                                                          -----------          -----------
    Income before provision for income taxes                                   13,797               11,854

Income tax provision (benefit)                                                     28                 (469)
                                                                          -----------          -----------

    Net income                                                            $    13,769          $    12,323
                                                                          ===========          ===========

Net income allocated to partners:

  General partner                                                         $       138          $       123
                                                                          -----------          -----------
  Class A limited partners                                                $     6,105          $     6,105
                                                                          -----------          -----------
  Class B limited partners                                                $     7,526          $     6,095
                                                                          -----------          -----------


Earnings per Limited partnership interest:

        Net Income
        - Class A interest                                                $      0.55          $      0.55
        - Class B interest                                                $      0.35          $      0.28

Weighted average number of outstanding limited partnership interests:

        - Class A interests                                                11,099,573           11,099,573
        - Class B interests                                                21,675,746           21,675,746


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED
                             (dollars in thousands)

                                                                               June 30,             June 30,
                                                                                 1997                 1996
                                                                          -----------          -----------
Cash flows from operating activities:
  Net income                                                              $     9,193          $     8,313
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                               1,451                1,366
    Increase in cash value of life insurance                                     (457)                  --
    Transaction costs                                                             275                   --
    Provision for deferred compensation                                           806                  230
    Deferred income tax benefit                                                  (336)                (612)
    Changes in current operating items:
     Increase in accounts and notes receivable                                 (3,065)              (4,270)
     Increase in inventories                                                      (71)              (1,303)
     Decrease in other current assets                                             118                1,146
     Increase (decrease) in accounts payable                                   (1,616)               4,979
     Decrease in accrued interest                                              (1,419)              (1,561)
     Decrease in accrued restructuring charges
      and transaction costs                                                      (849)                  --
     Increase in other accrued liabilities                                      3,230                  596
    Other items, net                                                              942                   34
                                                                          -----------          -----------

    Net cash provided by operating activities                                   8,202                8,918
                                                                          -----------          -----------

Cash flows from investing activities:
  Payment for purchase of assets                                                   --                 (673)
  Proceeds from sale of property and equipment                                    178                   17
  Capital expenditures                                                         (1,026)              (1,098)
  Other, net                                                                       86                  (27)
                                                                          -----------          -----------

    Net cash used for investing activities                                       (762)              (1,781)
                                                                          -----------          -----------

Cash flows from financing activities:
  Cash distributions to partners                                               (5,106)              (4,884)
  Borrowing (repayments) under the
   bank credit agreement, net                                                   1,000               (1,000)
  Borrowings (repayments) under other
    credit facilities, net                                                       (307)                (444)
  Principal payments under capitalized
    lease obligations                                                             (38)                  --
                                                                          -----------          -----------

    Net cash used for financing activities                                     (4,451)              (6,328)
                                                                          -----------          -----------

Net increase in cash and cash equivalents                                       2,989                  809

Cash and cash equivalents at beginning of period                                3,096                  633
                                                                          -----------          -----------

Cash and cash equivalents at end of period                                $     6,085          $     1,442
                                                                          ===========          ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE SIX MONTHS ENDED
                             (dollars in thousands)

                                                                             June 30,             June 30,
                                                                               1997                 1996
                                                                          -----------          -----------
Cash flows from operating activities:
  Net income                                                              $    13,769          $    12,323
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                               2,924                2,719
    Increase in cash value of life insurance                                     (328)                  --
    Transaction costs                                                             625                   --
    Provision for deferred compensation                                         1,623                  937
    Deferred income tax benefit                                                  (660)                (866)
    Changes in current operating items:
     Increase in accounts and notes receivable                                (16,197)             (10,645)
     Decrease in inventories                                                      946                  872
     (Increase) decrease in other current assets                                  (29)                 453
     Increase in accounts payable                                               4,572                8,970
     Decrease in accrued restructuring charges
      and transaction costs                                                    (1,568)                  --
     Decrease in other accrued liabilities                                        (46)              (3,887)
    Other items, net                                                              490                  130
                                                                          -----------          -----------

    Net cash provided by operating activities                                   6,121               11,006
                                                                          -----------          -----------

Cash flows from investing activities:
  Payment for purchase of assets                                                   --                 (673)
  Proceeds from sale of property and equipment                                    430                   21
  Capital expenditures                                                         (2,042)              (1,932)
  Other, net                                                                       34                  (69)
                                                                          -----------          -----------

    Net cash used for investing activities                                     (1,578)              (2,653)
                                                                          -----------          -----------

Cash flows from financing activities:
  Cash distributions to partners                                               (8,796)             (15,429)
  Borrowing under the bank credit agreement, net                               10,000                3,000
  Repayments under other credit facilities, net                                (1,260)                (382)
  Principal payments under capitalized
    lease obligations                                                             (68)                  --
                                                                          -----------          -----------

    Net cash used for financing activities                                       (124)             (12,811)
                                                                          -----------          -----------

Net increase (decrease) in cash
 and cash equivalents                                                           4,419               (4,458)

Cash and cash equivalents at beginning of period                                1,666                5,900
                                                                          -----------          -----------

Cash and cash equivalents at end of period                                $     6,085          $     1,442
                                                                          ===========          ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SUNSOURCE L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                              FOR THE PERIODS ENDED
                             (dollars in thousands)

                                                                    PARTNERS' CAPITAL
                                                                    -----------------
                                                                                                 Cumulative
                                                                                                  Foreign
                                                      Class A      Class B    Class B           Translation
                                      General         Limited      Limited    Treasury           Adjustment       TOTAL
                                      -------         -------      -------    --------           ----------       -----

Balance, December 31, 1995         $    963     $ 67,642        $ 29,252   $ (1,514)      $  (1,400)      $ 94,943

  Net income                            123        6,105           6,095         --              --         12,323

  Cash distributions paid and/or
    declared to partners                (94)      (6,105)         (3,251)        --              --         (9,450)

  Change in cumulative foreign
    translation adjustment               --           --              --         --              88             88
                                   --------    ---------        --------  ---------       ---------       --------

Balance, June  30, 1996                 992       67,642          32,096     (1,514)         (1,312)        97,904

  Net income                             70        6,105             769         --              --          6,944

  Cash distributions paid and/or
    declared to partners               (102)      (6,105)         (3,825)        --              --        (10,032)

  Change in cumulative foreign
    translation adjustment               --           --              --         --            (197)          (197)
                                   ---------   ---------       ---------  ---------       ---------      ---------

Balance, December  31, 1996             960       67,642          29,040     (1,514)         (1,509)        94,619

  Net income                            138        6,105           7,526         --              --         13,769

  Cash distributions paid and/or
    declared to partners                (88)      (6,105)         (2,600)        --              --         (8,793)

  Change in cumulative foreign
    translation adjustment               --           --              --         --             (79)           (79)
                                   ---------   ---------       ---------  ---------       ---------      ---------

Balance, June  30, 1997            $  1,010     $ 67,642        $ 33,966   $ (1,514)       $ (1,588)     $  99,516
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


2.      Related Party Transaction:

In March 1997, the Operating Partnership paid the 1996 management fee of $3,330 due the General Partner, SDI Partners I, L.P. (the "GP").


3.  Distributions:

On December 19, 1996, the Partnership in anticipation of its conversion to corporate form, suspended payment of the monthly tax-related distributions to Class B interest holders effective January 1, 1997, through March 31, 1997. Due to the delay in completion of the Partnership's proposed conversion into corporate form (the "Conversion"), the Partnership resumed payment of monthly advance Class B tax distributions in the amount of $.03 per B interest in April 1997. The Partnership intends to pay this monthly rate to Class B holders until the effective date of the conversion since it expects to allocate sufficient Class B taxable income in the shortened tax year from January 1, 1997, through the effective date to require the B tax distribution payment. The balance of the required 1997 Class B tax distribution, if any will be paid on or before March 31, 1998.

                          SUNSOURCE L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (dollars in thousands)

4.    Lines of Credit and Long-Term Debt:

As of June 30, 1997, the Operating Partnership had $25,886 available under its $50,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through December 31, 1997. The $24,114 outstanding under the Bank Credit Agreement consisted of bank borrowings amounting to $21,000 as reflected on the Partnership's consolidated balance sheet at June 30, 1997, and letter of credit commitments aggregating $3,114. The $21,000 in bank borrowings is included in the Partnership's current liabilities as of June 30, 1997.

The Operating Partnership has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of June 30, 1997. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2,500 Canadian dollar line of credit for working capital purposes of which no amount was outstanding at June 30, 1997.

On March 4, 1997, the Operating Partnership received the last of two financing commitments which together aggregate $150,000 from lenders. These commitments are available to the Partnership until September 30, 1997. The Partnership intends to utilize the debt capacity to fund transaction costs and other payments related to its conversion to corporate form, refinance its current outstanding senior notes of $63,934 as of June 30, 1997, including interest thereon and related make-whole amount of approximately $4,000, and outstanding bank revolver borrowings of $21,000 as of June 30, 1997. Also, the new credit facilities will provide working capital for reinvestment in the Partnership's businesses and acquisition capital for future growth. The new financing commitments consist of a $60,000 five-year fixed rate note at 7.66% and a $90,000 five-year bank revolver with terms and conditions more favorable than the Partnership's existing senior notes and bank credit lines including less restrictive covenants and an effective interest rate reduction of approximately 1.00%.

Consummation of the refinancing with the new credit facilities is contingent upon approval of the Conversion and certain other terms and conditions of closing being satisfied in a manner acceptable to the lenders.

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

The Partnership's Glass Merchandising segment consists of the Harding division. Harding provides glass products and point-of-sale related services such as the installation and repair of automobile and flat glass.


Conversion to Corporate Form

On December 11, 1996, the Partnership announced the terms of a plan to convert from its current limited partnership structure to a taxable C corporation, which must be approved by a majority of the holders of the Class A and Class B interests unaffiliated with SDI Partners I, L.P., the General Partner, each voting separately as a class. In connection with the conversion of the partnership to corporate form (the "Conversion"), the Partnership intends to refinance its outstanding debt. The conversion and refinancing transaction will be effected through the formation of a new corporation, SunSource Inc., of which the Operating Partnership would be a wholly-owned subsidiary partnership. On December 30, 1996, and amended thereafter, the Partnership filed a preliminary proxy statement with the U.S. Securities and Exchange Commission (the "SEC") relating to the proposed transaction. Review by the SEC and mailing of the proxy statement are pending. The Partnership expects to complete the Conversion by September 30, 1997.

The Partnership has recorded $2.7 million of transaction costs related to the proposed conversion as of June 30, 1997 ($2.1 million in the fourth quarter of 1996 and $.6 million in the first six months of 1997) and anticipates incurring an additional $1.8 million of transaction costs to complete the conversion process.

Results of Operations

        Three Months Ended June 30, 1997 and June 30, 1996
        --------------------------------------------------

Net income for the quarter ended June 30, 1997, was $9.2 million compared with $8.3 million in 1996. The results for the second quarter of 1997 included a $.3 million charge for transaction costs associated with the proposed Conversion. Excluding this non-recurring item, net income increased $1.2 million or 13.9% over the second quarter of 1996.

Net sales increased $14.1 million or 8.4% over the second quarter of 1996 resulting primarily from an increase in the volume of products sold due to continued strengthening in existing product markets as well as additional market penetration from new product lines and value-added services. Sales recorded in the second quarter of 1997 were $181.6 million compared with the second quarter of 1996 of $167.5 million.

Sales increases (decreases) by business segment are as follows:

                                                                                  Sales Increase (Decrease)
                                                                                  -------------------------
                                                                                Amount                     %
                                                                                ------                     -
               Industrial Services
                  Technology Services                                     $   6.8 million                 8.8 %
                  Inventory Management                                        4.0 million                10.2 %
                                                                          -------
                      Total Industrial Services                              10.8 million                 9.3 %
               Hardware Merchandising                                         3.9 million                14.1 %
               Glass Merchandising                                           (0.6)million                (2.3)%
                                                                          -------
                      Total Partnership                                   $  14.1 million                 8.4 %
                                                                          ========

The sales increase in the Hardware Merchandising segment is due primarily to an expansion of Hillman's customer base and market penetration from new product lines associated with the acquisition of the retail business of Curtis Industries in November 1995 (the "Curtis acquisition"). The increase in sales in the Inventory Management divisions is comprised of sales growth primarily from maintenance products of $2.1 million and new in-plant inventory management programs of $1.9 million.

The decline in sales volume in the Glass Merchandising Segment is attributable to decreases in retail flat glass, wholesale glass and other product line sales aggregating $.9 million, offset by an increase in contract sales and other retail sales of $.3 million.

Cost of sales increased $6.7 million or 6.7% from the second quarter of 1996, due primarily to increased sales levels in the comparison period. The 1996 period also reflects a reclassification of $.7 million in costs from selling, warehouse and delivery and general and administrative expense (S,G&A) to cost of sales which is consistent with accounting initiated in 1997 within the Technology Services divisions.

Gross margins were 40.6% in the second quarter of 1997 compared with 39.6% in the second quarter of 1996, comprised by business segment as follows:

                                                                                         2nd Quarter
                                                                                         -----------
                                                                                  1997                  1996
                                                                                  ----                  ----
               Industrial Services
                  Technology Services                                            26.4%                 25.5%
                  Inventory Management                                           59.6%                 60.9%
                      Total Industrial Services                                  37.6%                 37.4%
               Hardware Merchandising                                            52.8%                 49.3%
               Glass Merchandising                                               40.5%                 38.4%

                                                                   Page 12 of 19

The improvement in gross margin in the Technology Services divisions of Industrial Services is due primarily to labor efficiencies in its service and repair business and lower freight costs.

The erosion in gross margin in the Inventory Management divisions of Industrial Services is due mainly to competitive pricing pressures and changes in sales mix as a result of new inventory management programs.

Gross margins in the Hardware Merchandising segment increased due to reduced packaging costs from the comparable 1996 period.

The increase in gross margins in the Glass Merchandising segment is due primarily to improved purchasing management in auto and flat glass and exiting from low-margin product lines.

SG&A expenses increased by $4.9 million or 9.0% over the second quarter of 1996, comprised as follows: increased selling expenses of $2.0 million or 7.5% to support increased 1997 sales levels; increased warehouse and delivery expenses of $.9 million or 9.1% due to the addition of eight large in-plant inventory management accounts in the Industrial Services segment and expansion programs by certain operating units; and increased general and administrative expenses of $2.0 million or 11.1% to support the increased number of system accounts in the Industrial Services segment and the overall increase in 1997 sales levels. S,G&A expenses as a percentage of sales increased marginally in the second quarter of 1997 from the second quarter of 1996 as follows:

                                                                                 2nd Quarter
                                                                                 -----------
                                                                           1997                 1996
                                                                           ----                 ----
        Selling Expenses                                                   15.9%                16.0%
        Warehouse and Delivery Expenses                                     6.2%                 6.2%
        General and Administrative Expenses                                10.9%                10.7%
                                                                           -----                -----
               Total S,G&A Expenses                                        33.0%                32.9%
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

Other income decreased by $.6 million in the comparison period due primarily to favorable non-recurring legal settlements and post-closing adjustments from divisions sold recorded in the 1996 period.

Currently, the Partnership incurs state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations. Also, the Partnership provides for deferred income taxes as determined in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS #109"). As currently calculated, deferred income taxes represent state and federal income tax benefits expected to be realized after December 31, 1997, when the Partnership will be taxed as a corporation. The Partnership's provision for income taxes in the first quarter of 1997 increased $.4 million from the first quarter of 1996 due to a reduction in the deferred income tax benefit of $.3 million relating to book/tax differences in the Partnership's deferred compensation programs and to a $.1 million increase in the foreign income tax provision.

The allocation of net income to the GP is based on the GP's 1% ownership interest in the profits of the Partnership. The allocation of net income to the limited partners for financial statement purposes represents a 99% interest in the profits of the Partnership.

The net income allocation resulted in $.28 of income per Class A limited partnership interest for the quarters ended June 30, 1997 and June 30, 1996; and $.28 of income per Class B limited partnership interest in the second quarter of 1997 compared with $.24 of income per Class B interest for the second quarter of 1996. Income per Class B interest in 1997 includes non-recurring transaction costs of $.01 related to the proposed conversion to corporate form. Excluding the transaction costs, income per Class B limited partnership interest amounted to $.29 in the second quarter of 1997 compared with $.24 in the second quarter of 1996.


        Six Months Ended June 30, 1997 and June 30, 1996
        ------------------------------------------------

Net income for the six months ended June 30, 1997, was $13.8 million compared with $12.3 million in the 1996 period. The results for the first six months of 1997 included a $.6 million charge for transaction costs associated with the proposed conversion to a C corporation. Excluding this non-recurring item, net income increased $2.1 million or 16.8% over the first six months of 1996.

Net sales increased $28.3 million or 8.8% over the first six months of 1996 resulting primarily from an increase in the volume of products sold due to continued strengthening in existing product markets as well as additional market penetration from new product lines and value-added services. Sales recorded in the first six months of 1997 were $350.7 million compared with the first six months of 1996 of $322.4 million.

Sales increases (decreases) by business segment are as follows:

                                                                                 Sales Increase (Decrease)
                                                                                 -------------------------
                                                                               Amount                      %
                                                                               ------                      -
               Industrial Services
                  Technology Services                                     $  12.8 million                 8.5 %
                  Inventory Management                                        9.5 million                12.3 %
                                                                          -------
                      Total Industrial Services                              22.3 million                 9.8 %
               Hardware Merchandising                                         8.0 million                16.0 %
               Glass Merchandising                                           (2.0)million                (4.4)%
                                                                          -------
                      Total Partnership                                   $  28.3 million                 8.8 %
                                                                          =======

The sales increase in the Hardware Merchandising segment is due primarily to an expansion of Hillman's customer base and market penetration from new product lines associated with the Curtis acquisition. The increase in sales in the Inventory Management divisions is comprised of sales growth primarily from new in-plant inventory management programs of $6.1 million and in maintenance products of $3.4 million.

The decline in sales volume in the Glass Merchandising Segment is attributable to decreases in retail flat glass, wholesale glass and other product line sales aggregating $2.3 million, offset by an increase in retail automotive glass sales of $.3 million.

Cost of sales increased $15.2 million or 7.8% from the first six months of 1996, due primarily to increased sales levels in the comparison period. The 1996 period also reflects a reclassification of $1.3 million in costs from S,G&A to cost of sales which is consistent with accounting initiated in 1997 within the Technology Services divisions.

Gross margins were 40.3% in the first six months of 1997 compared with 39.8% in the 1996 period, comprised by business segment as follows:

                                                                                         Six Months
                                                                                         ----------
                                                                                 1997                  1996
                                                                                 ----                  ----
               Industrial Services
                  Technology Services                                            26.1%                 25.7%
                  Inventory Management                                           59.0%                 61.9%
                      Total Industrial Services                                  37.5%                 37.9%
               Hardware Merchandising                                            52.3%                 49.8%
               Glass Merchandising                                               40.7%                 37.7%

The improvement in gross margin in the Technology Services divisions of Industrial Services is due primarily to labor efficiencies in its service and repair business and lower freight costs.

The erosion in gross margin in the Inventory Management divisions of Industrial Services is due mainly to competitive pricing pressures and changes in sales mix as a result of new inventory management programs.

Gross margins in the Hardware Merchandising segment increased due to reduced packaging costs from the comparable 1996 period.

The increase in gross margins in the Glass Merchandising segment is due primarily to improved purchasing management in auto and flat glass, exiting from low-margin product lines and efforts to improve margins in the wholesale flat glass business and miscellaneous product sales.

SG&A expenses increased by $9.5 million or 8.7% over the first six months of 1996, comprised as follows: increased selling expenses of $4.0 million or 7.5% to support increased 1997 sales levels; increased warehouse and delivery expenses of $1.8 million or 9.1% due to the addition of eight large in-plant inventory management accounts in the Industrial Services segment and expansion programs by certain operating units; and increased general and administrative expenses of $3.7 million or 10.1% to support the increased number of inventory system accounts in the Industrial Services segment and the overall increase in 1997 sales levels.

S,G&A expenses as a percentage of sales decreased marginally in the first half of 1997 versus the first half of 1996 as follows:

                                                                                  Six Months
                                                                                  ----------
                                                                            1997                1996
                                                                            ----                ----
        Selling Expenses                                                   16.3%                16.5%
        Warehouse and Delivery Expenses                                     6.2%                 6.2%
        General and Administrative Expenses                                11.3%                11.2%
                                                                           -----                -----
               Total S,G&A Expenses                                        33.8%                33.9%
                                                                           =====                =====

As previously discussed, the management fee is accrued each quarter in the amount of approximately $.8 million.

Depreciation expense increased by $.2 million in the comparison period due primarily to an increase in the depreciable asset base.

Interest expense increased $.4 million in the comparison period due primarily to increased borrowing levels under the Partnership's revolving credit facility to support working capital requirements, offset by reduced financing costs from the scheduled principal repayment on senior notes in the amount of $6.4 million on December 1, 1996.
                                                                   Page 15 of 19

Other income decreased by $.5 million in the comparison period due primarily to favorable non-recurring legal settlements and post-closing adjustments from divisions sold recorded in the 1996 period.

As previously discussed, the Partnership incurs state, local and foreign income taxes and provides for deferred income taxes as determined in accordance with SFAS #109. The Partnership's provision for income taxes in the first six months of 1997 increased $.5 million from the first six months of 1996 due to a reduction in the deferred income tax benefit of $.3 million relating to book/tax differences in the Partnership's deferred compensation programs and to a $.2 million increase in the foreign income tax provision.

The allocation of net income, which was previously discussed, resulted in $.55 of income per Class A limited partnership interest for the six months ended June 30, 1997 and June 30, 1996; and $.35 of income per Class B limited partnership interest in the first six months of 1997 compared with $.28 of income per Class B interest for the first six months of 1996. Income per Class B interest in 1997 includes non-recurring transaction costs of $.03 related to the proposed conversion to corporate form. Excluding the transaction costs, income per Class B limited partnership interest amounted to $.38 in the first six months of 1997 compared with $.28 in the first six months of 1996.


Liquidity and Capital Resources

Net cash provided by operations was $6.1 million in the first six months of 1997 compared with $11.0 million in the first six months of 1996, a decrease of $4.9 million. This decrease was due primarily to increased working capital investment in operations in the comparison period of approximately $8.1 million offset by increased net income of $1.4 million and other non-cash items of $1.8 million. The Partnership's net interest coverage ratio (earnings before interest and taxes over net interest expense) improved to 4.86X in the first six months of 1997 from 4.50X in the comparable prior year period.

The Partnership's cash position of $6.1 million as of June 30, 1997, increased $4.4 million from the balance at December 31, 1996. Cash was provided during this period primarily from operations of $6.1 million, borrowings under the bank credit agreement of $10.0 million and proceeds from the sale of property and equipment of $.4 million. Cash was used during this period predominantly for distributions to the general and limited partners, capital expenditures and repayments under other credit facilities of $8.8 million, $2.0 million, and $1.3 million, respectively.

The Partnership's working capital position of $96.5 million at June 30, 1997, represents a decrease of $4.3 million from the December 31, 1996 level of $100.8 million. The decrease is attributable to an increase in current liabilities of $21.0 million as a result of the classification of bank revolver debt as current at June 30, 1997, and an increase in distributions payable to partners of $.1 million; offset by reinvestment in working capital of $10.7 million, an increase in cash balance of $4.4 million and a decrease in management fee payable to the General Partner of $1.7 million. The Partnership's current ratio decreased to
1.87 at June 30, 1997 from the December 31, 1996 level of 2.16, primarily as a result of the classification of bank revolver debt as current at June 30, 1997, compared with long-term at December 31, 1996.

As of June 30, 1997, the Partnership's total debt as a percentage of its consolidated capitalization is 45.8% compared with 43.9% as of December 31, 1996, and 42.6% as of June 30, 1996.

The Partnership's existing bank credit facility of $50 million expires December 31, 1997. Financing commitments of $150 million are available to the Partnership until September 30, 1997, to fund costs related to the Conversion, prepay its existing senior notes and provide capital for internal and acquisition growth. The new financing arrangements will provide capital for a five-year term from the date of conversion to corporate form. If the Conversion is not consummated, an extension of the Partnership's existing bank credit facility beyond December 31, 1997, will be requested. See Note 4 of Notes to Financial Statements.

As of June 30, 1997, the Operating Partnership had $25.9 million available under its existing bank credit facility which provides revolving credit for working capital purposes and acquisitions through December 31, 1997. The $24.1 million outstanding under the bank credit facility consisted of bank borrowings totaling $21.0 million and Letter of Credit commitments aggregating $3.1 million. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at June 30, 1997.

The Partnership anticipates spending approximately $4.1 million for capital expenditures in 1997, primarily for machinery and equipment.

The Partnership suspended the payment of monthly advance Class B tax distributions effective January 1, 1997 through March 31, 1997, pending the Conversion. Due to the delay in completion of the Conversion, the Partnership resumed payment of monthly advance Class B tax distributions in April 1997 in the amount of $.03 per B Interest. The Partnership intends to pay this monthly rate to Class B holders until the effective date of the Conversion since it expects to allocate sufficient Class B taxable income in the shortened tax year from January 1, 1997, through the effective date to require a B tax distribution. The balance of the required 1997 Class B tax distribution, if any, will be paid on or before March 31, 1998.

See Item 3 - Legal Proceedings, of Form 10-K dated December 31, 1996, and Note 5 of Notes to Consolidated Financial Statements, for the description of a lawsuit with respect to the sale of the Partnership's Dorman Products Division and lawsuits involving the Partnership's General Partner related to the Conversion. Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Partnership's business. Those legal proceedings incidental to the business of the Partnership are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Partnership.

                                     PART II


                                OTHER INFORMATION




Items 1-6  -  None
------------------

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SUNSOURCE L.P.

















BY: /s/ Joseph M. Corvino                          BY /s/ John J. Dabrowski
    ---------------------------                       -------------------------
    Joseph M. Corvino                                 John J. Dabrowski
    Vice President - Finance                          Controller
    (Chief Financial Officer)                         (Chief Accounting Officer)





DATE:  August 14, 1997